Form 10-Q
period 1995-09-30
FRANKLIN REAL ESTATE INCOME FUND
filed 1995-11-14
CIK 820206

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1995
                              --------------------------------------------------


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                      TO
                              ----------------------  --------------------------

Commission file number       1-12700
                     -----------------------------------------------------------


                        FRANKLIN REAL ESTATE INCOME FUND
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     CALIFORNIA                                        77-0185558
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


P. O. BOX 7777, SAN MATEO, CALIFORNIA                         94403-7777
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (415) 312-2000


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Shares Outstanding as of September 30, 1995, Series A:  3,999,515
Common Stock Shares Outstanding as of September 30, 1995, Series B:    319,308



                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements
                       FRANKLIN REAL ESTATE INCOME FUND
                                BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                 (Dollars in 000's except per share amounts)


                                                                   (Unaudited)   (Audited)
                                                                          1995        1994
                                 ASSETS
Rental property:
  Land                                                                 $10,326     $10,326
  Buildings and improvements                                            29,567      29,606
  Equipment                                                                  -          63

                                                                        39,893      39,995
  Less: accumulated depreciation                                         5,266       4,535

                                                                        34,627      35,460

Cash and cash equivalents                                                1,498         973
Mortgage-backed securities, available for sale                             537         532
Deferred rent receivable                                                   769         686
Other assets                                                               614         579

    Total assets                                                       $38,045     $38,230

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                            $1,948      $1,981
Tenants' deposits and other liabilities                                    323         247
Dividends payable                                                          500         500

    Total liabilities                                                    2,771       2,728

Stockholders' equity:
  Common stock, Series A, without par value. Stated value $10 per share;
   10,000,000 shares authorized; 3,999,515 and 3,999,653 shares issued and outstanding
   in 1995 and 1994                                                     35,702      35,703

  Common stock, Series B, without par value. Stated
   value $10 per share; 500,000 shares authorized;
   319,308 shares issued and outstanding in 1995 and 1994                3,193       3,193
  Unrealized gain (loss) on mortgage-backed securities                       1        (40)
  Accumulated dividends in excess of net income                        (3,622)     (3,354)

    Total stockholders' equity                                          35,274      35,502

    Total liabilities and stockholders' equity                         $38,045     $38,230

                      See notes to financial statements.





                         Item 1. Financial Statements
                                 (continued)

                       FRANKLIN REAL ESTATE INCOME FUND
                           STATEMENTS OF OPERATIONS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                                1995        1994

Revenue:

  Rent                                                      $1,207      $1,111
  Interest                                                      21          15
  Dividends                                                      2           1
  Other                                                          2           6

    Total revenue                                            1,232       1,133


Expenses:

  Interest                                                      50          51
  Depreciation and amortization                                287         284
  Operating                                                    402         302
  Related party                                                 56          55
  Consolidation expense                                         62           -
  General and administrative                                    39          35

    Total expenses                                             896         727


Net income                                                   $ 336       $ 406


Net income per share, based on shares
 outstanding of Series A common stock
 of 3,999,515 and 4,000,000 in 1995 and 1994                $  .08      $  .10


Dividends per share,  based on shares
 outstanding of Series A common stock
 of 3,999,515 and 4,000,000 in 1995 and 1994                $  .13      $  .13




                      See notes to financial statements.

                         Item 1. Financial Statements
                                 (continued)

                       FRANKLIN REAL ESTATE INCOME FUND
                           STATEMENTS OF OPERATIONS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                                1995        1994

Revenue:

  Rent                                                      $3,468      $3,239
  Interest                                                      55          44
  Dividends                                                      4           5
  Other                                                         10          20

    Total revenue                                            3,537       3,308


Expenses:

  Interest                                                     154         124
  Depreciation and amortization                                862         833
  Operating                                                    937         772
  Related party                                                164         154
  Consolidation expense                                         62           -
  General and administrative                                   126         183
  Loss on sale of mortgage-backed securities                     -          68

    Total expenses                                           2,305       2,134


Net income                                                  $1,232      $1,174


Net income per share, based on shares
 outstanding of Series A common stock
 of 3,999,515 and 4,000,000 in 1995 and 1994                $  .31      $  .29


Dividends per share, based on shares
 outstanding of Series A common stock
 of 3,999,515 and 4,000,000 in 1995 and 1994                $  .38      $  .38


                      See notes to financial statements.








                         Item 1. Financial Statements
                                  (continued)

                       FRANKLIN REAL ESTATE INCOME FUND
                       STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995
                                  (Unaudited)

                              (Dollars in 000's)


                                              Common Stock
                                       Series A            Series B
                                                                                     Accumulated
                                                                         Unrealized   Dividends
                                                                          Gain/Loss   in Excess
                                                                             on         of Net
                                  Shares     Amount     Shares   Amount  Securities     Income     Total

Balance, beginning
 of period                        3,999,653    $35,703  319,308   $3,193       $(40)    $(3,354)  $35,502

Redemption of Series
 A common stock                       (138)        (1)        -        -           -           -      (1)

Unrealized gain on
 mortgage-backed securities               -          -        -        -          41           -       41

Net income                                -          -        -        -           -       1,232    1,232

Dividends declared                        -          -        -        -           -     (1,500)  (1,500)

Balance,end of period             3,999,515    $35,702  319,308   $3,193          $1    $(3,622)  $35,274





                      See notes to financial statements.

                         Item 1. Financial Statements
                                  (continued)

                       FRANKLIN REAL ESTATE INCOME FUND
                           STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                              (Dollars in 000's)


                                                                        1995         1994
Cash flows from operating activities:

Net income                                                            $1,232       $1,174

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization                                         862          833
   Increase in deferred rent receivable                                 (83)        (142)
   Decrease in Due from Advisor                                            -          258
   Increase in other assets                                            (113)         (23)
   Increase in tenants' deposits and other liabilities                    76          140
   Loss on disposition of rental property                                100            -

                                                                         842        1,066

Net cash provided by operating activities                              2,074        2,240


Cash flows from investing activities:
   Acquisition of rental property                                          -      (6,700)
   Improvements to rental property                                      (51)        (147)
   Decrease in investment in mortgage-backed securities                   36        3,823

Net cash used in investing activities                                   (15)      (3,024)

Cash flows from financing activities:
   Dividends paid                                                    (1,500)      (1,500)
   Borrowings under loan payable                                           -        2,000
   Principal payments on note payable                                   (33)          (7)
   Redemption of Series A common stock                                   (1)            -

Net cash provided by (used in) financing activities                  (1,534)          493

Net increase (decrease) in cash and cash equivalents                     525        (291)

Cash and cash equivalents, beginning of period                           973        1,470

Cash and cash equivalents, end of period                              $1,498       $1,179

                      See notes to financial statements.





                       FRANKLIN REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


NOTE 1 - ORGANIZATION

Franklin Real Estate Income Fund (the "Company") is a California corporation formed on August 7, 1987 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1988. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company has distributed at least 95% of its taxable income and intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

As of September 30, 1995, the Company's real estate portfolio consisted of the Mira Loma Shopping Center located in Reno, Nevada; a 40% undivided interest in the Shores Office Complex located in Redwood City, California; three separate R&D buildings in the Northport Business Park located in Fremont, California; and the Glen Cove Center located in Vallejo, California. The Company has also purchased two small parcels of land located adjacent to the Mira Loma Shopping Center. The Company has completed its property acquisition phase and no additional property acquisitions are currently anticipated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Company's financial statements for the year ended December 31, 1994.

RECLASSIFICATION

Certain amounts in the 1994 financial statements have been reclassified to correspond to the 1995 presentation. These reclassifications did not affect previously reported net income.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Franklin Properties, Inc. (the "Advisor"), to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor will receive quarterly, an annualized fee equal to 1% of invested assets and .4% of mortgage investments. The fee is subordinate to declared dividends to Series A common stock shareholders totaling at least an 8% per annum non-cumulative non-compounded return on their adjusted price per share, as defined.
Accordingly, no advisory fee was paid to the Advisor.

At September 30, 1995, cash equivalents included $313,000, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Dividends earned from Franklin Money Fund totaled $4,000 for the nine month period ended September 30, 1995.


                       FRANKLIN REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 1995


NOTE 3 - RELATED PARTY TRANSACTIONS  (Continued)

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the following, for those services rendered for the nine month period ended September 30, 1995:

Reimbursement for data processing, accounting
 and certain other expenses, charged to
 related party expense                                              $36,000

Property management fee,
 charged to related party expense                                  $128,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                $105,000

Construction supervision fee, capitalized and
 amortized over the life of the related investment
 or the term of the related lease                                    $1,000


NOTE 4 - COMMON STOCK, WARRANTS AND INCOME PER SHARE

Series A and Series B common stock have the same voting rights. Dividends from sources other than cash from the sale or refinancing of the Company's property are to be paid in the following order of priority: first to the Series A stockholders until they receive an 8% per annum non-cumulative non-compounded return on their adjusted price per share, as defined; then to the Series A and Series B stockholders in proportion of their respective number of shares. All dividends are declared at the discretion of the Directors of the Company. To date, the Board of Directors has not declared any dividends to be payable to any shares of outstanding Series B common stock.

Since Series A common stock has not received an 8% per annum non-cumulative non-compounded return on its adjusted purchase price, and since Series B common stock does not participate in earnings until such 8% return is received by the Series A common stock, net income per share is not applicable to Series B common stock.

Warrants were issued with each share of Series A common stock purchased during the offering period, without additional cost to the stockholders. The number of warrants issued with each share varied depending upon the number of shares outstanding at the time the warrants were issued. Warrants covering the exercise of 2,861,420 additional shares of Series A common stock are outstanding as of September 30, 1995. Each warrant is exercisable at a price of $10.00 per share for a 12-month period which commenced on February 1, 1995.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH INFORMATION

For the nine month period ended September 30, 1995, the Company paid interest on the note payable of $156,000.


                       FRANKLIN REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


NOTE 6 - SUBSEQUENT EVENT

On November 2, 1995 the Board of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Advantage Real Estate Income Fund ("Advantage") and Franklin Select Real Estate Income Fund ("Select"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Registration Statement with the Securities and Exchange Commission. The Registration Statement was filed on November 13, 1995.

In the proposed merger, the Company and/or Advantage would be merged into Select, which would be renamed Franklin Select Realty Trust. The shares of Select will be offered to shareholders of the Company and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Registration Statement. The merger is subject to certain conditions including approval by a majority of the shareholders of Select, the Company, and/or Advantage. A special meeting of the shareholders of each REIT will be held to vote on the proposed merger upon the effectiveness of the Registration Statement and the close of the solicitation period.


                           PART I - FINANCIAL INFORMATION

                          Item 2. Management's Discussion
                        and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

                            FUNDS FROM OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in 000's)                                1995      1994
Funds Provided By:
  Constant Properties (a)                       $1,842    $1,884
  Acquired Property (b)                            571       485
  Interest and Dividend Income                      59        49
  Interest Expense                               (154)     (124)
  Loss on Sale of Securities                         -      (68)
  Company Expenses                               (224)     (219)

          Funds from Operations (c)             $2,094    $2,007

Reconciliation to Net Income:
  Depreciation & Amortization:
    Buildings and Improvements                   (612)     (601)
    Tenant Improvements                          (172)     (162)
    Leasing Commission Amortization               (76)      (69)
    Other Amortization                             (2)       (1)

Net Income:                                     $1,232    $1,174

Dividends Declared                              $1,500    $1,500

---------------
      (a) Represents properties which were owned throughout the entire period January 1, 1994 to September 30 1995, for comparative purposes. Amounts are net of property management fees.

      (b) Represents the operations, net of property management fees, of the Glen Cove Center, which was purchased on January 31, 1994.

      (c) As defined by the National Association of Real Estate Investment Trusts. The Company believes that funds from operations is an appropriate supplemental measure of operating performance. However, funds from operations should not be considered as a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity.

                           PART I - FINANCIAL INFORMATION

                          Item 2. Management's Discussion
                        and Analysis of Financial Condition
                                AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the nine month period ended September 30, 1995 increased $58,000, or 5%, as compared to the same period in 1994 due to the following factors: an increase in rental revenue of $229,000; an increase in interest and dividends of $10,000; a decrease in other income of $10,000; an increase in interest expense of $30,000; an increase in depreciation and amortization of $29,000; an increase in operating expenses of $165,000; an increase in related party expenses of $10,000; an increase in consolidation expense of $62,000; a decrease in general and administrative expense of $57,000, and a decrease in loss on the sale of mortgage-backed securities of $68,000.
Explanations of the material changes are as follows:

Rental revenue for the nine month period ended September 30, 1995 increased $229,000, or 7%, primarily due to the recognition of rental income from the Glen Cove Shopping Center acquired in January 1994 and improved occupancy and rental rates at the Shores Office Complex. The average occupancy rate of net rentable square feet for the nine month periods ended September 30, 1995 and 1994 at the Shores Office Complex was 98% and 91%; at the Northport Buildings 98% and 97%; at the Mira Loma Shopping Center 81% and 81%; and at the Glen Cove Center 97% and 95%, respectively.

Total expenses increased for the nine month period ended September 30, 1995 by $171,000, or 8%, from $2,134,000 in 1994 to $2,305,000. The increase in total expenses is attributable to the following factors: an increase in interest expense of $30,000; an increase in depreciation and amortization of $29,000, or 3%; an increase in operating expenses of $165,000, or 21%; an increase in related party expense of $10,000, or 6%; an increase in consolidation expense of $62,000 or 100%; a decrease in general and administrative expense of $57,000, or 31%, and a decrease in loss on sale of mortgage-backed securities of $68,000 or 100%.

Interest expense increased $30,000 reflecting the issuance of an unsecured loan payable in January, 1994, related to the acquisition of the Glen Cove Center. This loan was converted into a secured mortgage note in June, 1994.

Depreciation and amortization increased $29,000 reflecting tenant improvment costs at the Shores Office Complex related to new leases commencing in late 1994 and the acquisition of rental property in January, 1994.

Related party expense increased $10,000 as a result of an increase in property management fees due to the increases in rental revenue at the Company's properties.

Consolidation expense of $62,000 relates to the proposed consolidation.

General and administrative expense decreased $57,000 due to a decrease in non-recurring consulting fees and legal expenses.

Loss on sale of mortgage-backed securities decreased $68,000 due to the sale of mortgage-backed securities in January, 1994. The proceeds were used to invest in rental property.

Operating expenses increased $165,000 due to an increase in utility and insurance expense at the Company's properties and to a $100,000 writeoff of building and equipment related to ceasing operations at the Mira Loma Car Wash in August, 1995. The land will be paved and used as additional parking space at the Mira Loma Shopping Center.

                        PART I - FINANCIAL INFORMATION

                       Item 2. Management's Discussion
                     and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition of properties was the proceeds from the initial public offering of its stock. The Company completed its property acquisition phase in 1994 and no further acquisitions are anticipated. The Company's funds from operations have been its principal source of capital for property improvements, leasing costs and the payments of quarterly dividends. At September 30, 1995, the Company's cash reserves, including mortgage backed securities, aggregated $2,035,000.

As of September 30, 1995, one of the Company's properties was subject to secured financing with an outstanding balance of approximately $1,948,000. Otherwise, the Company's properties are owned free of any indebtedness. Interest on the note accrues at a variable rate of 1.5% in excess of the Union Bank Reference Rate. Monthly installments of principal and interest commenced August 1, 1994, and continue until maturity of the note on May 1, 1999. Principal installments are payable in the amount of $3,700 per month. The note may be prepaid in whole or in part at any time without penalty.

For the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

IMPACT OF INFLATION
The Company's management believes that inflation may have a positive effect on the Company's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged. On some leases, the Company collects overage rents based on increased sales and increased base rentals as a result of cost of living adjustments. The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

DIVIDENDS
Dividends are declared quarterly at the discretion of the Board of Directors. The Company's present dividend policy is to at least annually evaluate the current dividend rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a dividend rate which:

       i)   provides  a  stable   dividend  which  is  sustainable
           despite  short  term   fluctuations  in  property  cash
           flows;
       ii) maximizes the amount of funds from operations paid out as dividends consistent with the above listed objective; and
       iii)complies with the Internal Revenue Code requirement that a REIT annually pay out as dividends not less than 95% of its taxable income.

For the nine-month period ended September 30, 1995, the Company declared dividends totaling $1,500,000.

                        PART I - FINANCIAL INFORMATION

                       Item 2. Management's Discussion
                     and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


On November 2, 1995 the Board of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Advantage Real Estate Income Fund ("Advantage") and Franklin Select Real Estate Income Fund ("Select"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Registration Statement with the Securities and Exchange Commission. The Registration Statement was filed on November 13, 1995.

In the proposed merger, the Company and/or Advantage would be merged into Select, which would be renamed Franklin Select Realty Trust. The shares of Select will be offered to shareholders of the Company and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Registration Statement. The merger is subject to certain conditions including approval by a majority of the shareholders of Select, the Company, and/or Advantage. A special meeting of the shareholders of each REIT will be held to vote on the proposed merger upon the effectiveness of the Registration Statement and the close of the solicitation period.


                            PART II - OTHER INFORMATION

                      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.

























                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FRANKLIN REAL ESTATE INCOME FUND



                                           By: /S/ DAVID P. GOSS
                                                   David P. Goss
                                                Chief Executive Officer



                                           Date:      NOVEMBER 10, 1995