Form 10-K/A
period 1994-12-31
FRANKLIN REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 820206

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1994. Commission File No. 0-12700


                        FRANKLIN REAL ESTATE INCOME FUND
             (Exact Name of Registrant as Specified in its Charter)

California                                             77-0185558
-------------------- ----------------------------------------------------
(State or other jurisdiction or incorporation or (I.R.S. Employer
organization)                                Identification number)


P.O. Box 7777, San Mateo, CA 94403-7777                (415) 312-2000
-------------------------------------------------------------------------
(Address of principal and executive Office)Company's telephone number, including Area Code


Securities registered pursuant to Section 12(b) of Act:*

Title of each class                   Name of each exchange on which registered

Common Stock Series A                     American Stock Exchange
-------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                    Warrants to purchase Common Stock, Series A


*On January 14, 1994, the Company registered and listed its Series A common stock on the American Stock Exchange.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

At January 31, 1995, 3,986,153 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $4.875 as of January 31, 1995, is $19,432,496.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 31, 1994. 3,999,653 shares of Series A common stock and 319,308 shares of Series B common stock and 2,861,420 warrants for Series A common stock.

Documents Incorporated by Reference - Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, and Proxy Statement for use in connection with its Annual Meeting of Shareholders to be held on June 13, 1995, are incorporated by reference in Parts I, II, III and IV.


Item 2.

F R A N K L I N  R E A L  E S T A T E  I N C O M E  F U N D

R E A L  E S T A T E  P O R T F O L I O

As of December 31, 1994, the Company's real estate portfolio consisted of the Mira Loma Shopping Center located in Reno, Nevada; a 40% undivided interest in the Shores Office Complex located in Redwood City, California; three separate R&D buildings in the Northport Business Park located in Fremont, California, and the Glen Cove Shopping Center located in Vallejo, California. The Company has also purchased two small parcels of land located adjacent to the Mira Loma Shopping Center. An affiliated real estate investment trust, Franklin Select Real Estate Income Fund, owns the remaining 60% interest in the Shores.

With the exception of the Glen Cove Center, the Company's properties are not generally subject to any mortgage, lien or other encumbrance. The Glen Cove Center is owned subject to a loan with an outstanding balance of approximately $1,981,000. The Company currently carries earthquake insurance coverage for its properties and intends to continue to carry earthquake coverage to the extent that it is available at economically reasonable rates. However, the Company's earthquake insurance coverage is subject to substantial deductibles.

PORTFOLIO SUMMARY
At December 31, 1994, the Company's properties contained a total of 61 leases. The following schedule lists the portfolio's lease expiration dates and the related annual base rental income as of December 31, 1994.

                                                 LEASE EXPIRATIONS

--------- ------------- -------------- --------------- ---------------
             No. of                       Current           % of
             Leases         Total          Annual             Current
  Year      Expiring      Sq. Ft.1       Base Rent1       Annual Rent
--------- ------------- -------------- --------------- ---------------

  1995         11              73,676        $723,000             19%
  1996         17              77,487         794,000             21%
  1997         5                4,249          73,000              2%
  1998         8               14,743         245,000              7%
  1999         8               22,557         409,000             11%
  2000         5               13,149         252,000              7%
  2001         1                2,695          41,000              1%
  2002         1               23,365         177,000              5%
  2005         1               36,000         274,000              7%
  2010         1               50,360         528,000             14%
  2012         2                2,400         123,000              3%
  2013         1               15,025         109,000              3%
--------- ------------- -------------- --------------- ---------------
1 Total Square Feet and Annual Base Rent reflect the Company's 40% interest in the Shores.


R E A L  E S T A T E  P O R T F O L I O

The Company's portfolio represents in the aggregate, 360,012 rentable square feet. For the years ended December 31, 1992, 1993 and 1994, the following table shows the number of lease agreements that the Company executed, the rentable square feet covered by the agreements, and the amount of tenant improvements and leasing commissions paid by the Company.


                                                 LEASING ACTIVITY


-------- ------------ ------------ ------------- ------------------- ------------------- ----------------
           No. of                                      Tenant             Leasing
           Leases                      % of      Improvements Paid    Commissions Paid
 Year     Executed      Sq. Ft.     Portfolio                                                 Total
-------- ------------ ------------ ------------- ------------------- ------------------- ----------------

 1992        16         70,004            19.4%       $278,000            $121,000          $399,000
 1993        19         66,924            18.6%       $456,000            $101,000          $557,000
 1994        21         35,656             9.9%       $182,000            $ 96,000          $278,000

-------- ------------ ------------ ------------- ------------------- ------------------- ----------------

The reduced square footage leased in 1994 is primarily due to less space being available for lease in that year.

At December 31, 1994, the Company's properties were 93% leased, which compares to 95% leased at the end of 1993. The following tables indicate the occupancy rates for each of the Company's properties and the average rental rates at December 31 of each year that the Company has owned the properties:


                                                  OCCUPANCY RATES

--- ------------- --------------- --------------- ------------ ----------------

        Mira Loma      The Shores      Northport        Glen
Year                                   Buildings        Cove          Overall
--- ------------- --------------- --------------- ------------ ----------------
          94,026        55,4182         144,568        66,000         360,012
         Sq. Ft.        Sq. Ft.         Sq. Ft.        Sq. Ft.        Sq. Ft.
--- ------------- --------------- --------------- ------------ ----------------

1990       91%            92%             N/A            N/A            91%
1991       90%            95%             100%           N/A            96%
1992       88%            84%             61%            N/A            74%
1993       95%1           90%             97%            N/A            95%
1994       82%1           99%             97%            97%            93%
------ ------------- --------------- --------------- ------------ -------------
         1 Includes 16%, which is leased by a drug store tenant, who has vacated their space but remains current under the terms of the lease.

         2        Reflects the Company's 40% interest in the Shores.




R E A L  E S T A T E  P O R T F O L I O

            AVERAGE ANNUAL RENTAL RATES/SQ. FT.3
------------------------------------------------------
       Mira Loma4
                  The Shores  Northport    Glen
 Year                         Buildings    Cove
-------------------------------------------------------

 1990    $8.73    $24.20        N/A         N/A
 1991    $8.79    $24.77       $8.00        N/A
 1992    $8.78    $21.29       $8.09        N/A
 1993    $9.14    $21.94       $8.18        N/A
 1994    $9.62    $21.52       $7.99      $12.60
------------------------------------------------------

---------------

         3. The average annual rental rates represent effective base rental income, as recorded on a GAAP basis for each year, excluding the amortization of lease buy-out payments, if any, divided by the average monthly occupied square feet.

         4. Average rental rate per square foot excludes income from the land lease and ATM.

SIGNIFICANT TENANTS
Only one tenant provides 10% or more of the Company's total revenues; the grocery store anchor at Glen Cove Shopping Center. The tenant leases 50,360 square feet, and makes base rental payments totaling approximately $528,000 annually, or about 12% of the Company's 1994 revenues. In addition, the tenant is responsible for all allocable expenses of operating the property including their pro rata share of real estate taxes, common area expenses and insurance. The lease expires on January 31, 2010, and provides for four consecutive five-year renewal options.

MIRA LOMA SHOPPING CENTER     RETAIL      94,026 SQ. FT.   RENO,  NEVADA *

In 1988, the Company purchased a fee interest in the Mira Loma Shopping Center ("Mira Loma"), a neighborhood shopping center located on the southeast corner of Mira Loma Drive and McCarran Boulevard in Reno, Nevada. Located in the southeast quadrant of Reno, Mira Loma is surrounded by single family homes as well as residential apartment complexes and city recreational facilities which includes a golf course. The number of households within Mira Loma's primary market area grew by approximately 15% during the period from 1990 to 1994. Mira Loma is in a strong competitive position in a neighborhood which has a higher than average household income compared to other parts of Reno. As the area continues to grow, Mira Loma is expected to benefit. Mira Loma is the only neighborhood shopping center in the area and, under present zoning laws, no other shopping centers may be built in Mira Loma's immediate market area.

Reno is Nevada's second largest city with a population of approximately 150,000. Its geographic proximity to California and generally favorable business climate enables Reno to attract companies wishing to benefit from Nevada's lack of corporate income, personal income and payroll taxes as well as other lower costs, while taking advantage of major California markets, including Sacramento and the San Francisco Bay Area.


R E A L  E S T A T E  P O R T F O L I O

While the competitive retail market in Reno is approximately 90% occupied, Mira Loma was 82% leased at December 31, 1994. While Mira Loma's occupancy rate is slightly below the market average, management believes that the occupancy will improve once a replacement tenant is found for the center's drug store as described below. The Company believes that the average effective rents payable under existing leases at Mira Loma are at current market rates for comparable space in the Reno area.

In 1993, the drug store tenant at the Mira Loma Shopping Center vacated the premises. This tenant leases approximately 16% of the rentable space at Mira Loma under a lease that expires in May, 2013. To date, the tenant has remained current on its rental obligations and management has no reason to believe that the tenant intends to default. Therefore, the Company does not expect that the store closing will have any material short-term impact on the operations of the property. The Company is engaged in negotiations with another drug store retailer to assume the existing tenant's lease under similar terms. However, no formal agreement has yet been signed.

THE SHORES OFFICE COMPLEX  OFFICE  138,546 SQ. FT.   REDWOOD SHORES, CA. *

On September 1, 1989, the Company purchased a 40% undivided fee interest in the Shores Office Complex (the "Shores"). An affiliated real estate investment trust, Franklin Select Real Estate Income Fund ("Select"), acquired the remaining 60% fee interest as co-owner. This office complex consists of three buildings located at 100 Marine World Parkway, 1 Twin Dolphin Drive and 3 Twin Dolphin Drive, Redwood City, San Mateo County, California. The Company and Select acquired the Shores as tenants in common and have entered into a Co-Ownership Agreement which defines their respective rights and obligations with respect to the property.

Located in the Redwood Shores community of Redwood City, California and near the midpoint of the San Francisco Peninsula approximately 25 miles south of San Francisco, the Shores is part of a 1,465 acre master-planned, mixed-use development. Approximately 250 acres are devoted to commercial development including office buildings, shopping centers, medical buildings, and hotels. The remainder of Redwood Shores comprises residential properties, a 250 acre lagoon, and 200 acres of reserved open space. The area contains other existing and planned buildings which can be considered competitive with the Shores. The Company believes that the average effective rents provided by existing leases at the Shores are at current market rates for comparable space in the Redwood Shores area.

During 1992 and continuing into 1993, the Redwood Shores office market experienced a decline in rental rates, resulting from over-building and the economic recession. These factors had a substantial impact on the Shores' cash flow. The property's operating income declined as leases and renewals were signed at lower rental rates, and while the Company incurred additional costs associated with replacing tenants. However, late in 1993 the market stabilized, and by the end of 1994 the area's vacancy rate had declined to less than 2%. As a result, effective market rental rates increased about 9% during 1994 and rent concessions have substantially ended. The Company believes that the long-term outlook for the Redwood Shores office market remains favorable. There are no competitive buildings currently under construction in the immediate vicinity, and the area continues to attract potential tenants. Rental rates are increasing and, with no speculative construction in progress, management expects this trend to continue in 1995.

R E A L  E S T A T E  P O R T F O L I O

NORTHPORT BUSINESS PARK  INDUSTRIAL  144,568 SQ. FT.     FREMONT, CA.
In 1991, the Company purchased three research and development ("R&D") buildings in the Northport Business Park, located at 45875 and 45635 Northport Loop East and 4545 Cushing Parkway in Fremont, California (the "Northport Buildings"). The Northport Business Park is located in the Bayside/Northport area of Fremont, California, on the southeastern side of the San Francisco Bay in southern Alameda County. Fremont is located in the northeastern part of Silicon Valley and its lower development costs, good transportation access and affordable housing have attracted a significant portion of the recent research and development growth in Silicon Valley. The area is improved with a wide variety of industrial facilities, many of which are competitive with the light industrial nature of the Northport Buildings. Management believes that the average effective rents provided from the existing leases at the Northport Buildings are at market rates for comparable space in the Fremont area.

The vacancy rate in the Fremont R&D market has declined to approximately 11% from 18% on January 1, 1994, and 25% on January 1, 1993. As a result, market rental rates have stabilized after declining approximately 10% in 1993. If this positive absorption rate continues, rental rates may begin to increase by the end of 1995.

GLEN COVE CENTER      RETAIL    66,000  SQ. FT.          VALLEJO, CA.
In January, 1994, the Company purchased the Glen Cove Center ("Glen Cove"), located at 100-170 Robles Drive, Vallejo, California. Vallejo has a population of approximately 116,000, and is located about 30 miles northeast of San Francisco, and twenty miles north of Oakland. Glen Cove is strategically located at the only entrance and exit to the Glen Cove neighborhood which contains over 2,500 dwelling units. Within a one mile radius surrounding the property, there are no competing neighborhood shopping centers, giving Glen Cove Center a competitive advantage in serving the neighborhood.

As of December 31, 1994, the Glen Cove Center was 97% occupied, while the competitive retail market in the vicinity was approximately 90% occupied. At the time of acquisition, in January, 1994, the property was 90% occupied. Over the past twelve months, rental rates have remained stable. The Company believes that the average effective rents payable under existing leases at Glen Cove are substantially at current market rates for comparable space in the Vallejo area.

---------------

         * Market vacancy and rental rate information is based on reports from CB Commercial Real Estate Group for Mira Loma and The Shores; Colliers Parrish International, Inc. for Northport and on internal research reports prepared by management for Glen Cove.



Item 6.

S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N

        ---------------------------------------- ---------------- ---------------- --------------- ---------------- ---------------
        (Dollars in 000's except per share                  1994             1993            1992             1991            1990
        amounts)
        ---------------------------------------- ---------------- ---------------- --------------- ---------------- ---------------

        Total revenue                                    $ 4,480          $ 4,138         $ 3,903          $ 4,245         $ 4,015
        Depreciation and amortization
                                                           1,122            1,069             959              965             532
        Property operations expense                        1,114              909             892              940             561
        Related party expenses                               213              226             222              187             152
        General and
           administrative expenses                           218              219             133              118             161
        Net income                                         1,566            1,431           1,274            2,035           2,609

        Total assets                                      38,230           36,676          37,230           38,175          39,091
        Note payable                                       1,981                0               0                0               0

        Per share1:
           Net income                                        .39              .36             .32              .51             .65
           Dividends declared                                .50              .50             .55              .76             .76
           Tax status of dividends paid
              Ordinary income                                .41              .14             .47              .55             .65
              Return of capital                              .09              .24             .08              .21             .11
              Capital gain                                     -              .12               -                -               -
        Weighted average
          number of shares of
          Series A common stock
          outstanding                                  3,999,958        4,000,000       4,000,000        4,000,000       4,000,000



         1Per weighted average number of shares of Series A common stock outstanding.





Item 7.

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS
COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

Net income for 1994 increased $135,000, or 9%, as compared to 1993 primarily due to the acquisition of the Glen Cove Center in January, 1994, and due to improved occupancy rates at two of the Company's properties.

Rental revenue for 1994 increased $1,045,000, or 31%, primarily due to the recognition of approximately $913,000 of rental income from the Glen Cove Center, and due to improved occupancy at the Shores Office Complex and Northport Business Park properties. The average occupancy rate of net rentable square feet during the years 1994 and 1993 at the Shores Office Complex was 93% and 83%; at the Northport Buildings 97% and 87%; and at the Mira Loma Shopping Center 81% and 92%, respectively. Average occupancy during 1994 at the Glen Cove Center was 95%.

Interest and dividend income decreased $246,000, or 79%, primarily due to the sale of mortgage-backed securities and the investment of the proceeds in the Glen Cove Center. A loss of $68,000 was recorded in 1994 on the sale of the securities. In 1993, the Company sold its GNMA mortgage-backed securities in order to realize the gain on those investments in the amount of $447,000.

Total expenses increased in 1994 by $207,000, or 8%, from $2,707,000 in 1993 to $2,914,000, mostly due to the acquisition of the Glen Cove Center.

Interest expense increased $177,000 reflecting the issuance of an unsecured loan payable in January, 1994, related to the acquisition of the Glen Cove Center. This loan was converted into a secured mortgage note in June, 1994.

Depreciation and amortization increased $53,000 and operating expense increased $205,000 reflecting the acquisition of the Glen Cove Center.

Consolidation expense decreased $282,000 on a net basis in 1994, due to the termination of the proposed merger in the fourth quarter of 1993.

COMPARISON OF YEAR ENDED DECEMBER 31, 1993 TO YEAR ENDED DECEMBER 31, 1992

Net income for 1993 increased $157,000, or 12%, as compared to 1992 due primarily to the following factors: an increase in rental revenue of $69,000; a decrease in interest and dividends of $287,000; an increase in gain on the sale of mortgage-backed securities of $447,000; an increase in depreciation and amortization of $110,000; a decrease in consolidation expense of $139,000; and an increase in general and administrative expense of $86,000.

Rental revenue for 1993 increased $69,000, or 2%, primarily due to improved occupancy rates at the Company's properties. The average occupancy rate of net rentable square feet in 1993 and 1992 at Mira Loma was 92% and 90%, respectively, and at the Northport Buildings it was 87% and 83%, respectively, offsetting a decrease in the average occupancy rate at the Shores to 83% for 1993 compared to 90% for 1992.


M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

Interest and dividend income decreased $287,000, or 48%, primarily due to the sale of the Company's GNMA mortgage-backed securities in January, 1993, and the subsequent reinvestment of the proceeds in FNMA and FHLMC mortgaged-backed securities, which earned a lower yield. The Company sold the mortgage-backed securities in order to realize the gain on those investments in the amount of $447,000.

Total expenses increased in 1993 by $78,000, or 3%, from $2,629,000 in 1992 to $2,707,000. The increase in total expenses is attributable to the following factors: an increase in depreciation and amortization of $110,000, or 12%; an increase in operating expenses of $17,000, or 2%; an increase in related party expenses of $4,000, or 2%; a decrease in consolidation expense, net, of $139,000, or 33%; and an increase in general and administrative expense of $86,000, or 65%.

Depreciation and amortization increased $110,000 in 1993, reflecting tenant improvements and leasing commissions, which were incurred late in 1992 and in 1993.

Consolidation expense, net, decreased $139,000 on a net basis due to the termination of the proposed merger.

General and administrative expense increased $86,000 due to the acquisition of directors and officers insurance coverage in 1993, and non-recurring costs associated with listing the Company's stock on the American Stock Exchange.

The Company's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to CPMC in 1994, as well as the reimbursements made by the Company to the Advisor reflected in Note 2 to the accompanying financial statements are fair and reasonable to the Company. No advisory fee was paid to the Advisor in 1992, 1993 or 1994.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of capital for the acquisition of properties was the proceeds from the initial public offering of its stock. The Company completed its property acquisition phase in 1994 and no further acquisitions are anticipated. The Company's funds from operations have been its principal source of capital for property improvements, leasing costs and the payment of quarterly dividends. At December 31, 1994, the Company's cash reserves, including mortgage-backed securities, aggregated $1,505,000. The Company's investment in mortgage-backed securities consists of GNMA, adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by GNMA. However, changes in market interest rates may cause the security's market value to fluctuate, which could result in a gain or loss to the Company if the securities are sold before maturity.

During 1994, the Company borrowed $2 million in order to purchase the Glen Cove Center. Otherwise, the Company's properties are owned free of any indebtedness. Interest on the note accrues at a variable rate of 1.5% in excess of the Union Bank Reference Rate. Monthly installments of principal and interest are due beginning August 1, 1994, and continuing until maturity of the note on May 1, 1999. Principal installments are payable in the amount of $3,700 per month. The note may be prepaid in whole or in part at any time without penalty.

For the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash flow provided by operating activities for the years ended December 31, 1994, 1993 and 1992 was $2,670,000, $2,023,000 and $1,837,000, respectively. The trend generally reflects FREIF's improving profitability, which is also indicated by trends in net income and Funds from Operations. Net cash flow provided by operating activities was impacted in 1992 and 1993 by consolidation expenses and greater free rent and leasing commissions compared to 1994. Also see "Results of Operations" above.

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

Funds from Operations for the years ended December 31, 1994, 1993 and 1992 were $2,688,000, $2,500,000 and $2,233,000, respectively. The primary differences between the periods relate to the changes in net income as discussed under "Results of Operations". The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income, or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.

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

DIVIDENDS
Dividends are declared quarterly at the discretion of the Board of Directors. The Company's present dividend policy is to at least annually evaluate the current dividend rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a dividend rate which:

          i) provides a stable dividend which is sustainable despite short term fluctuations in property cash flows;
          ii) maximizes the amount of cash flow paid out as dividends consistent with the above listed objective; and
          iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as dividends not less than 95% of its taxable income.

During the years ended December 31, 1994 and 1993, the Company declared dividends totaling $2,000,000, or $.50 per share each year.Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings resulting in a return of capital on a GAAP basis.


                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FRANKLIN REAL ESTATE INCOME FUND
                                            (Company)


Date:    JANUARY 9, 1996                            By:   S/ DAVID P. GOSS
     -------------------------------                -----------------
                                                    David P. Goss
                                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



SIGNATURE                    TITLE                                  DATE



s/David P. Goss              Chief Executive Officer         January 9, 1996
----------------------------                            -----------------------
David P. Goss


s/Egon H. Kraus              Director1                       January 9, 1996
----------------------------                            -----------------------
Egon H. Kraus


s/Frank W. T. LaHaye         Director1                       January 9, 1996
----------------------------                            -----------------------
Frank W. T. LaHaye










1 Independent Director