Form 10-Q/A
period 1995-03-31
FRANKLIN REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 820206

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1995
                               --------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                   to

Commission file number                    1-12700


                    FRANKLIN REAL ESTATE INCOME FUND
            (Exact name of registrant as specified in its charter)


            CALIFORNIA                         77-0185558
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)


P. O. BOX 7777,        SAN MATEO, CALIFORNIA                  94403-7777
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (415) 312-2000

                                   N/A
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Shares Outstanding as of March 31, 1995, Series A:  3,999,653
Common Stock Shares Outstanding as of March 31, 1995, Series B:     319,308



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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 1995 AND 1994

Net income for the three month period ended March 31, 1995 increased $150,000, or 51%, as compared to the same period in 1994 due to the following factors: an increase in rental revenue of $100,000; an increase in interest and dividends of $1,000; a decrease in other income of $3,000; an increase in interest expense of $25,000; an increase in depreciation and amortization of $16,000; an increase in operating expenses of $16,000; an increase in related party expenses of $2,000; a decrease in general and administrative expense of $43,000, and a decrease in loss on the sale of mortgage-backed securities of $68,000. Explanations of the material changes are as follows:

Rental revenue for the three month period ended March 31, 1995 increased $100,000, or 10%, primarily due to the recognition of rental income from the Glen Cove Shopping Center acquired on January 31, 1994 and improved occupancy rates at one of the Company's properties. The average occupancy rate of net rentable square feet for the three month periods ended March 31, 1995 and 1994 at the Shores Office Complex was 98% and 90%; at the Northport Buildings 97% and 97%, and at the Mira Loma Shopping Center 82% and 84%, respectively.

Total expenses decreased for the three month period ended March 31, 1995 by $52,000, or 7%, from $738,000 in 1994 to $686,000. The decrease in total expenses is attributable to the following factors: an increase in interest expense of $25,000; an increase in depreciation and amortization of $16,000, or 6%; an increase in operating expenses of $16,000, or 7%; an increase in related party expense of $2,000, or 4%; a decrease in general and administrative expense of $43,000, or 47%, and a decrease in loss on sale of mortgage-backed securities of $68,000 or 100%.

Interest expense increased $25,000 reflecting the issuance of an unsecured loan payable in January, 1994, related to the acquisition of the Glen Cove Center. This loan was converted into a secured mortgage note in June, 1994.

Depreciation and amortization increased $16,000 and operating expenses increased $16,000 reflecting the acquisition of rental property in January, 1994.

General and administrative expense decreased $42,000 due to a decrease in non-recurring consulting fees and legal expenses associated with the potential acquisitions of real estate that were passed in 1994.

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



                           PART I - FINANCIAL INFORMATION

                          Item 2. Management's Discussion
                        and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition of properties was the proceeds from the initial public offering of its stock. The Company completed its property acquisition phase in 1994 and no further acquisitions are anticipated. The Company's funds from operations have been its principal source of capital for property improvements, leasing costs and the payments of quarterly dividends. At March 31, 1995, the Company's cash reserves, including mortgage backed securities, aggregated $1,796,000.

As of March 31, 1995, one of the Company's properties was subject to secured financing with an outstanding balance of approximately $1,970,000. Otherwise, the Company's properties are owned free of any indebtedness. Interest on the note accrues at a variable rate of 1.5% in excess of the Union Bank Reference Rate. Monthly installments of principal and interest commenced August 1, 1994, and continue until maturity of the note on May 1, 1999. Principal installments are payable in the amount of $3,700 per month. The note may be prepaid in whole or in part at any time without penalty.

For the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash flow provided by operating activities for the three month period ended March 31, 1995 increased $71,000 to $787,000 compared to the same period in 1994 primarily due to improved operations at the Company's properties, and an additional month of cash flow from the Glen Cove Shopping Center purchased on January 31, 1994.

Funds from Operations for the three month period ended March 31, 1995 and 1994 were $728,000 and $562,000, respectively. The increase is primarily due to the improvement in net income as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.

IMPACT OF INFLATION
The Company's management believes that inflation may have a positive effect on the Company's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged. On some leases, the Company collects overage rents based on increased sales and increased base rentals as a result of cost of living adjustments. The Company's policy of negotiating


                           PART I - FINANCIAL INFORMATION

                          Item 2. Management's Discussion
                        and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Continued)

IMPACT OF INFLATION (Continued)
leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

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

For the three-month period ended March 31, 1995, the Company declared dividends totaling $500,000.








                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FRANKLIN REAL ESTATE INCOME FUND

                                           By:  /S/  DAVID P. GOSS
                                                Chief Executive Officer



                                           Date:       JANUARY 11, 1996