Form 10-Q/A
period 1995-06-30
FRANKLIN REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 820206

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1995
                               ------------------------------

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                  to

Commission file number               1-12700


                      FRANKLIN REAL ESTATE INCOME FUND
            (Exact name of registrant as specified in its charter)


       CALIFORNIA                           77-0185558
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


     P. O. BOX 7777,        SAN MATEO, CALIFORNIA            94403-7777
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (415) 312-2000

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

Common Stock Shares Outstanding as of June 30, 1995, Series A:  3,999,514
Common Stock Shares Outstanding as of June 30, 1995, Series B:     319,308


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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Net income for the six month period ended June 30, 1995 increased $128,000, or 17%, as compared to the same period in 1994 due to the following factors: an increase in rental revenue of $133,000; an increase in interest and dividends of $3,000; a decrease in other income of $6,000; an increase in interest expense of $31,000; an increase in depreciation and amortization of $26,000; an increase in operating expenses of $65,000; an increase in related party expenses of $9,000; a decrease in general and administrative expense of $61,000, and a decrease in loss on the sale of mortgage-backed securities of $68,000. Explanations of the material changes are as follows:

Rental revenue for the six month period ended June 30, 1995 increased $133,000, or 6%, primarily due to the recognition of rental income from the Glen Cove Shopping Center acquired on January 31, 1994 and improved occupancy and rental rates at the Shores Office Complex. The average occupancy rate of net rentable square feet for the six month periods ended June 30, 1995 and 1994 at the Shores Office Complex was 98% and 93%; at the Northport Buildings 98% and 97%, and at the Mira Loma Shopping Center 81% and 82%, respectively. Average occupancy during 1995 at the Glen Cove Center was 97%.

Total expenses increased for the six month period ended June 30, 1995 by $2,000, or .1%, from $1,407,000 in 1994 to $1,409,000. The increase in total expenses is attributable to the following factors: an increase in interest expense of $31,000; an increase in depreciation and amortization of $26,000, or 5%; an increase in operating expenses of $65,000, or 14%; an increase in related party expense of $9,000, or 9%; a decrease in general and administrative expense of $61,000, or 41%, and a decrease in loss on sale of mortgage-backed securities of $68,000 or 100%.

Interest expense increased $31,000 reflecting the issuance of an unsecured loan payable in January, 1994, related to the acquisition of the Glen Cove Center. This loan was converted into a secured mortgage note in June, 1994.

Depreciation and amortization increased $26,000 and operating expenses increased $65,000 reflecting the acquisition of rental property in January, 1994 and increased bad debt expense at one of the Fund's properties.

Related party expense increased $9,000 as a result of an increase in property management fees due to the increases in rental revenue at the Partnership's properties.

General and administrative expense decreased $61,000 due to a decrease in non-recurring consulting fees and legal expenses.


                           PART I - FINANCIAL INFORMATION

                          Item 2. Management's Discussion
                        and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Loss on sale of mortgage-backed securities decreased $68,000 due to the sale of mortgage-backed securities in January, 1994. The proceeds were used to invest in rental property.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition of properties was the proceeds from the initial public offering of its stock. The Company completed its property acquisition phase in 1994 and no further acquisitions are anticipated. The Company's funds from operations have been its principal source of capital for property improvements, leasing costs and the payments of quarterly dividends. At June 30, 1995, the Company's cash reserves, including mortgage backed securities, aggregated $1,746,000.

As of June 30, 1995, one of the Company's properties was subject to secured financing with an outstanding balance of approximately $1,959,000. Otherwise, the Company's properties are owned free of any indebtedness. Interest on the note accrues at a variable rate of 1.5% in excess of the Union Bank Reference Rate. Monthly installments of principal and interest commenced August 1, 1994, and continue until maturity of the note on May 1, 1999. Principal installments are payable in the amount of $3,700 per month. The note may be prepaid in whole or in part at any time without penalty.

For the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash flow provided by operating activities for the six month period ended June 30, 1995 decreased $199,000 to $1,275,000 compared to the same period in 1994. Although net income increased $128,000 in 1995, cash flow was reduced primarily due to the collection of a $258,000 receivable in 1994 which increased that year's cash flow, and due to an increase in leasing commissions paid by the Company in 1995

Funds from Operations for the six month period ended June 30, 1995 increased $154,000, or 12%, to $1,471,000 compared to the same period in 1994. The increase is primarily due to the improvement in net income as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.

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

DIVIDENDS
Dividends are declared quarterly at the discretion of the Board of Directors. The Company's present dividend policy is to at least annually evaluate the current dividend rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a dividend rate which:

       i) provides a stable dividend which is sustainable despite short term fluctuations in property cash flows;
       ii) maximizes the amount of cash flows paid out as dividends consistent with the above listed objective; and
       iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as dividends not less than 95% of its taxable income.

For the six-month period ended June 30, 1995, the Company declared dividends totaling $1,000,000.



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



                                           Date:       JANUARY 11, 1996