Form 10-Q/A
period 1995-09-30
FRANKLIN REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 820206

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

Net cash flow provided by operating activities for the nine month period ended September 30, 1995 decreased $166,000 to $2,074,000 compared to the same period in 1994. Although net income increased $58,000 in 1995, the Company collected a $258,000 receivable in 1994 which increased that year's cash flow.

Funds from Operations for the nine month period ended September 30, 1995 increased $87,000, or 4%, to $2,094,000 compared to the same period in 1994. The increase is primarily due to the improvement in net income as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However,

                           PART I - FINANCIAL INFORMATION

                          Item 2. Management's Discussion
                        and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Continued)

it does not measure whether income is sufficient to fund all of the Company's cash needs includingprincipal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.

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