Form 10-K
period 1995-12-31
FRANKLIN REAL ESTATE INCOME FUND
filed 1996-04-01
CIK 820206

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995. Commission File No. 0-12700


                         FRANKLIN REAL ESTATE INCOME FUND
              (Exact Name of Registrant as Specified in its Charter)

California                           77-0185558
- --------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification
incorporation or organization)       number)

P.O. Box 7777, San Mateo, CA         (415) 312-2000
94403-7777
- --------------------------------------------------------------------------
(Address of principal and executive  Company's telephone number,
Office)                              including Area Code


Securities registered pursuant to Section 12(b) of Act:

Title of each class                  Name of each exchange on which
                                     registered

Common Stock Series A                American Stock Exchange
- --------------------------------------------------------------------------

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

At February 1, 1996, 3,992,515 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $5.625 as of February 1, 1996, is $22,457,897.

Indicate the number of shares outstanding of each of the Company's classes of common stock at December 31, 1995, 3,999,515 shares of Series A common stock and 319,308 shares of Series B common stock and 2,861,420 warrants for Series A common stock.


                                    PART 1
Item 1. Business

Franklin Real Estate Income Fund (the "Company") is a California corporation formed on August 7, 1987 for the purpose of acquiring, managing and holding for investment income-producing real estate assets. The Company is a real estate investment trust ("REIT").

The Company's investment program includes providing shareholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets which represent the potential for current cash flow and for capital appreciation. Early in 1994, the Company completed its property acquisition phase with the purchase of the Glen Cove Center in Vallejo, California.

On November 2, 1995, the Boards of Directors of the Company and of two other real estate investments trusts that Franklin Properties, Inc. advises, Franklin Advantage Real Estate Income Fund ("Advantage") and Franklin Select Real Estate Income Fund ("Select"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The Prospectus was filed on November 13, 1995, and became effective on March 14, 1996.

In the proposed merger, the Company and/or Advantage would be merged into Select, which would be renamed Franklin Select Realty Trust. The shares of Select will be offered to shareholders of the Company and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Prospectus. The merger is subject to certain conditions including approval by a majority of the shareholders of Select, the Company, and/or Advantage. A special meeting of the shareholders of each REIT will be held on May 7, 1996, to vote on the proposed merger upon the close of the solicitation period.

The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor") under the terms of an advisory agreement which is renewable annually. The Advisor manages the Company subject to the overall approval of the Board of Directors, a majority of whom are independent of the Advisor. The Company does not have any employees. The Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, which performs the leasing, re-leasing and management-related services for the properties. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., ("Franklin") whose primary business is the $139 billion Franklin Templeton Group of Funds.

The Company is subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses, debt service payments and fixed costs may exceed property revenues; economic conditions may adversely change in California and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in losses beyond the coverage of the Company's insurance policies; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Company may occur.

The real estate business is competitive, and the Company is in competition with many other entities engaged in real estate investment activities, many of which have greater assets than the Company. The Company's real estate investments in rental properties are subject to the risk of the Company's inability to attract or retain tenants and a consequent decline in rental income. Furthermore, real estate investments tend to be long-term, and under the REIT provisions of the Internal Revenue Code, might be subject to minimum holding periods to avoid adverse tax consequences; consequently, the Company will have only minimal ability to vary its property portfolio in response to changing economic, financial and investment conditions. To the extent that the Company's rental income is based on a percentage of the gross receipts of retail tenants, its cash flow is dependent on the retail success achieved by such tenants.


Item 1. Business (Continued)

The opportunities for sale, and the profitability of any sale, of any particular property by the Company will be subject to the risk of adverse changes in real estate market conditions, which may vary depending upon the size, location and type of each property.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company has obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property.

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary cleanup work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Company is not aware of any hazardous substances on or in its properties and it has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with the environmental condition of any of its properties.

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, and has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its properties to determine whether the exterior and common area of such properties are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Company's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal.

Item 2. Properties

As of December 31, 1995, the Company's real estate portfolio consisted of the Mira Loma Shopping Center located in Reno, Nevada; a 40% undivided interest in the Shores Office Complex located in Redwood City, California; three separate R&D buildings in the Northport Business Park located in Fremont, California, and the Glen Cove Shopping Center located in Vallejo, California. The Company has also purchased two small parcels of land located adjacent to the Mira Loma Shopping Center. An affiliated real estate investment trust, Franklin Select Real Estate Income Fund, owns the remaining 60% interest in the Shores.


Item 2. Properties (Continued)

With the exception of the Glen Cove Center, the Company's properties are not generally subject to any mortgage, lien or other encumbrance. The Glen Cove Center is owned subject to a loan with an outstanding balance of approximately $1,937,000. The Company currently carries earthquake insurance coverage for its properties and intends to continue to carry earthquake coverage to the extent that it is available at economically reasonable rates. However, the Company's earthquake insurance coverage is subject to substantial deductibles.

PORTFOLIO SUMMARY
At December 31, 1995, the Company's properties contained a total of 55 leases. The Company's portfolio represents in the aggregate, 360,012 rentable square feet. The following schedule lists the portfolio's lease expiration dates and the related annual base rental income as of December 31, 1995.

            LEASE EXPIRATIONS
- ----------------------------------------------
     No. of              Current       % of
     Leases    Total     Annual        Current
Year Expiring  Sq. Ft.1 Base Rent1   Annual Rent
- ----------------------------------------------

1996  13      104,303   $947,000        24.3%
1997   5        4,249     78,000         2.0%
1998  11       16,919    257,000         6.6%
1999   8       22,887    420,000        10.8%
2000   7       18,504    368,000         9.5%
2001   2        3,153     51,000         1.3%
2002   3       35,752    426,000        10.9%
2003   1       29,120    231,000         5.9%
2005   1       36,000    329,000         8.5%
2010   1       50,360    552,000        14.2%
2012   2        2,400    123,000         3.2%
2013   1       15,025    109,000         2.8%
- ----------------------------------------------

- ---------------

      1 Total Square Feet and Annual Base Rent reflect the Company's 40% interest in the Shores.


ITEM 2. Properties (CONTINUED)

At December 31, 1995, the Company's properties were 94% leased, which compares to 93% leased at the end of 1994. The following tables indicate the occupancy rates for each of the Company's properties and the average rental rates at December 31 of each of the last five years:

               OCCUPANCY RATES
- ----------------------------------------------------
       Mira    The      Northport    Glen
Year   Loma    Shores   Buildings    Cove   Overall
- ----------------------------------------------------
      94,026  55,4182   144,568    66,000  360,012
      Sq. Ft. Sq. Ft.   Sq. Ft.   Sq. Ft.  Sq. Ft.
- ----------------------------------------------------

1991    90%     95%       100%      N/A      96%
1992    88%     84%       61%       N/A      74%
1993   95%1     90%       97%       N/A      95%
1994   82%1     99%       97%       97%      93%
1995   82%1     100%      100%      94%      94%
- ----------------------------------------------------

- ---------------
      1 Includes 16%, which is leased by a drug store tenant, who has vacated their space but remains current under the terms of the lease.

      2     Reflects the Company's 40% interest in the Shores.

 AVERAGE ANNUAL RENTAL RATES/SQ. FT.1
- --------------------------------------------
          Mira    The     Northport    Glen
Year    YeaLoma2  Shores  Buildings    Cove
- --------------------------------------------

1991     $8.79     $24.77    $8.00      N/A
1992     $8.40     $21.29    $8.09      N/A
1993     $8.77     $21.94    $8.18      N/A
1994     $9.20     $21.52    $7.99     $11.553
1995     $9.59     $21.82    $7.98     $12.21
- --------------------------------------------

- ---------------

      1 The average annual rental rates represent effective base rental income, as recorded on a GAAP basis for each year, excluding the amortization of lease buy-out payments, if any, divided by the average monthly occupied square feet.

      2 Average rental rate per square foot excludes income from a land lease and a kiosk containing an automatic teller machine.

      3 The 1994 average rental rate for Glen Cove represents eleven months of income.



ITEM 2. Properties (CONTINUED)

SIGNIFICANT TENANTS
The grocery store anchor at Glen Cove Center, Save Mart, is the only tenant that provides 10% or more of the Company's total revenues. The tenant leases 50,360 square feet, and makes base rental payments totaling approximately $552,000 annually, or about 12% of the Company's 1995 revenues. In addition, the tenant is responsible for all allocable expenses of operating the property including their pro rata share of real estate taxes, common area expenses and insurance. The lease expires on January 31, 2010, and provides for four consecutive five-year renewal options.

- --------------------------------------------------------------------------------
MIRA LOMA SHOPPING CENTER        RETAIL      94,026 SQ. FT.       RENO,  NEVADA
- --------------------------------------------------------------------------------

In 1988, the Company purchased a fee interest in the Mira Loma Shopping Center ("Mira Loma"), a neighborhood shopping center located on the southeast corner of Mira Loma Drive and McCarran Boulevard in Reno, Nevada. Located in the southeast quadrant of Reno, Mira Loma is surrounded by single family homes as well as residential apartment complexes and city recreational facilities which includes a golf course. The number of households within two miles of Mira Loma grew by approximately 18% during the period from 1990 to 1995 according to information reported by Information Decision Systems. The Advisor believes that Mira Loma is in a strong competitive position in a neighborhood which has a higher than average household income compared to other parts of Reno. As the area continues to grow, Mira Loma is expected to benefit. Mira Loma is the only neighborhood shopping center in the immediate market area and, under present zoning laws, no other shopping centers may be built in Mira Loma's immediate market area.

Reno is Nevada's second largest city with a population of approximately 150,000. Its geographic proximity to California and generally favorable business climate enable Reno to attract companies wishing to benefit from Nevada's lack of corporate income, personal income and payroll taxes as well as other lower costs, while taking advantage of major California markets, including Sacramento and the San Francisco Bay Area.

According to information reported by CB Commercial Real Estate Group the competitive retail market in Reno is approximately 93% occupied. At 82%, Mira Loma's occupancy rate at December 31, 1995, is below the market average; however, the Company believes that the occupancy will improve once a replacement tenant is found for the drug store described below. The Company believes that the average effective rents payable under existing leases at Mira Loma are at current market rates for comparable space in the Reno area.

In 1993, the drug store tenant at the Mira Loma Shopping Center vacated the premises. This tenant leases approximately 16% of the rentable space at Mira Loma under a lease that expires in May 2013. To date, the tenant has remained current on its rental obligations and management has no reason to believe that the tenant intends to discontinue payments. Therefore, the Company does not expect that the store closing will have any material short-term impact on the operations of the property. The Company and the tenant are actively marketing the space to locate a replacement tenant.


ITEM 2. Properties (CONTINUED)

- --------------------------------------------------------------------------------
THE SHORES OFFICE COMPLEX    OFFICE    138,546 SQ. FT.    REDWOOD SHORES, CA.
- --------------------------------------------------------------------------------

In 1989, the Company purchased a 40% undivided fee interest in the Shores Office Complex (the "Shores"). An affiliated real estate investment trust, Franklin Select Real Estate Income Fund ("Select"), acquired the remaining 60% fee interest as co-owner. This office complex consists of three buildings located at 100 Marine World Parkway, 1 Twin Dolphin Drive and 3 Twin Dolphin Drive, Redwood City, San Mateo County, California. The Company and Select acquired the Shores as tenants in common and have entered into a Co-Ownership Agreement. The Co-Ownership Agreement provides that the management and operation of the Shores is vested equally in the Company and Select. The Company is entitled to 40% and Select to 60% of the net cash flow from operations of the Shores. Operating costs in excess of net cash flow from operations, capital expenditures and insurance costs are paid 40% by the Company and 60% by Select. Neither co-owner may transfer its interest in the Shores without the consent of the other, and each co-owner has a right of first refusal with respect to a third-party buyer.

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

Late in 1993 the market stabilized, and by the end of 1994 the area's vacancy rate had declined to less than 2% where it remained throughout 1995 according to CB Commercial Real Estate Group. As a result, effective market rental rates increased about 9% during 1994 and rent concessions substantially ended. Rental rates continued to increase during 1995. The Company believes that the long-term outlook for the Redwood Shores office market remains favorable. The area continues to be attractive to potential tenants.

- --------------------------------------------------------------------------------
NORTHPORT BUSINESS PARK      INDUSTRIAL  144,568 SQ. FT.        FREMONT, CA.
- --------------------------------------------------------------------------------

In 1991, the Company purchased three research and development ("R&D") buildings in the Northport Business Park, located at 45875 and 45635 Northport Loop East and 4545 Cushing Parkway in Fremont, California (the "Northport Buildings"). The Northport Business Park is located in the Bayside/Northport area of Fremont, California, on the southeastern side of the San Francisco Bay in southern Alameda County. Fremont is located in the northeastern part of Silicon Valley and its lower development costs, good transportation access and affordable housing have attracted a significant portion of the recent research and development growth in Silicon Valley. The area is improved with a wide variety of industrial facilities, many of which are competitive with the light industrial nature of the Northport Buildings. The Advisor believes that the average effective rents provided from the existing leases at the Northport Buildings are at market rates for comparable space in the Fremont area.


Item 2. Properties (Continued)

The vacancy rate in the Fremont R&D market is currently 6% compared to 11% at January 1, 1995, and 18% on January 1, 1994, according to information from Colliers Parrish International, Inc. Market rental rates increased approximately 20% during 1995 after declining in the two previous years. The Advisor believes that rental rates will continue to increase in 1996.

The Northport Buildings are subject to local improvement assessments in the following outstanding current principal amounts as of December 31, 1995:

    Building 12            $112,636
    Building 13              93,031
    Building 17             124,597

Assessments are payable concurrently with property tax payments. The assessments are scheduled to be fully paid in 2004.

- --------------------------------------------------------------------------------
GLEN COVE CENTER        RETAIL    66,000  SQ. FT.              VALLEJO, CA.
- --------------------------------------------------------------------------------

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

As of December 31, 1995, the Glen Cove Center was 94% occupied, while the competitive retail market in the vicinity was approximately 85% occupied according to internal research reports. At the time of acquisition, in January, 1994, the property was 90% occupied. Over the past twelve months, rental rates have remained stable. The Company believes that the average effective rents payable under existing leases at Glen Cove are substantially at current market rates for comparable space in the Vallejo area.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or to which any of its properties is the subject, required to be reported hereunder. From time to time, the Company may be a party to ordinary routine litigation incidental to its business.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year .


                                        PART II

Item 5. Market For Company's Common Stock And Related Stockholder Matters

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). As of December 31, 1995, the Company had 3,999,515 Series A common shares outstanding and 319,308 Series B common shares outstanding, and there were approximately 1,658 Series A stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Franklin Properties, Inc., the Advisor.

In connection with the Company's initial offering of Series A common stock, shareholders also received warrants in varying amounts depending on when they subscribed during the offering. Warrants covering the exercise of 2,861,420 additional shares of Series A common stock are currently outstanding. Each warrant was exercisable at a price of $10.00 per share, for a 12-month period that expired on January 31, 1996. No warrants were exercised.

The Common Stock of the Company has been listed on the American Stock Exchange since January 14, 1994. The following tables set forth the distributions paid per share on Company Common Stock for the periods indicated below and the reported high and low sales prices on the American Stock Exchange composite tape for the applicable periods.

                                                        DISTRIBUTIONS
         CALENDAR PERIODS           HIGH       LOW          PAID
         1994:
           First Quarter          $6 3/8    $4 1/2         $ .125
           Second Quarter          5 3/8     4 3/4          .125
           Third Quarter           5 3/4     4 1/2          .125
           Fourth Quarter          5         4 1/8          .125
         1995:
           First Quarter           5 3/8     4 1/8          .125
           Second Quarter          5 7/8     4 1/4          .125
           Third Quarter           5 13/16   5              .125
           Fourth Quarter          5 7/8     4 7/8          .125


Distributions to shareholders are currently paid quarterly on approximately the 15th day of January, April, July and October. Shareholders may elect to direct their distributions into any or one of the eligible funds in the Franklin Templeton Group of Funds, which are managed by an affiliate of the Advisor, or participate in the Company's Dividend Reinvestment Plan. For information on how to participate in the Dividend Reinvestment Plan, please contact the Company's transfer agent at (800) 851-4217.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax rules and regulations.


Item 5. Market For Company's Common Stock And Related Stockholder Matters (Continued)

The Company is a real estate investment trust ("REIT") and elected REIT status commencing with the 1988 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income which is distributed annually to stockholders if at least 95% of its taxable income (which term excludes capital gains) is distributed and if certain other conditions are met. During such time as the Company qualifies as a REIT, the Company intends to make quarterly cash distributions to the stockholders aggregating on an annual basis at least 95% of its taxable income.

The Company has a policy, subject to the discretion of the Board of Directors, of making quarterly cash distributions to shareholders aggregating on an annual basis at least 95% of its taxable income. For the years ended December 31, 1995, and the Company declared distributions of approximately $2,000,000 ($.50 per share) each year. Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings which causes a portion of the distributions to be considered a return of capital. For the years ended December 31, 1995 and 1994, the portion of distributions that represented a return of capital under generally accepted accounting principles were $401,000 and $434,000, respectively. For return of capital information on a tax basis see "Item 6. Selected Financial Data".

Among other requirements, the Company must, in order to continue its status as a REIT under the Code, not have more than 50% in value of its outstanding shares owned by five or fewer individuals during the last half of a taxable year (the "5/50 Provision"). In order to meet these requirements, the Company has the power to redeem a sufficient number of shares in order to maintain or to bring the ownership of the shares into conformity with these requirements, and to prohibit the transfer of shares to persons whose acquisition would result in a violation of these requirements. These restrictions may include shares issuable upon the exercise of warrants. The price to be paid in the event of the redemption of shares will be the last reported sale price of the Series A common stock on the last business day prior to the redemption date of the principal national securities exchange on which the Series A common stock is listed or admitted to trading, or otherwise as determined in good faith by the Directors of the Company.

In order to assure compliance with the 5/50 Provision of the Code, described above, the Company's Bylaws permit the Directors of the Company to impose a lower percentage limit on the remaining shareholders, in the event certain shareholders (including Franklin and its affiliates) acquire in excess of 9.8% of the outstanding shares of Common Stock during the offering period. The Directors of the Company have exercised this authority under the Bylaws to lower the percentage limitation such that shareholders may not acquire additional shares if such shareholder then holds, or would then hold, in excess of 8% of the total outstanding voting shares of the Company. Any shares acquired in excess of the foregoing limitation will be deemed to be held in trust for the Company, and will not be entitled to receive distributions or to vote.

The Directors of the Company may impose, or seek judicial or other imposition of additional restrictions if deemed necessary or advisable, including but not limited to further reductions in the foregoing percentage limitation, with or without notice, or redemption of shares, in order to protect the Company's status as a qualified REIT.

The Company has established a Dividend Reinvestment Plan (the "Plan") which is designed to enable Company Series A Shareholders to choose to have distributions automatically invested in additional shares of Company common stock at market value, without the payment of any brokerage commission, service charge or other expense. In order to participate in the Plan, investors must designate that they would like their distributions reinvested. Company Series A shareholders may elect to participate in the Plan at any time. The Plan does not accept cash contributions from Company shareholders to purchase additional shares of existing Company common stock. Only distributions on existing Company common stock may be reinvested.


Item 6. Selected Financial Data

- ------------------------------------------------------------------------------------
(Dollars in 000's except            1995       1994       1993       1992      1991
per share amounts)
- ------------------------------------------------------------------------------------
Total revenue                   $  4,708    $ 4,480    $ 4,138    $ 3,903   $ 4,245
Depreciation and                   1,141      1,122      1,069        959       965
 amortization
Property operations                1,225      1,114        909        892       940
 expense
Related party expenses               222        213        226        222       187
General and
 administrative expenses             173        218        219        133       118
Consolidation expense, net           143          2        284        423         -
Net income                         1,599      1,566      1,431      1,274     2,035

Total assets                      37,855     38,230     36,676     37,230    38,175
Note payable                       1,937      1,981          0          0         0

Per share1:
  Net income                         .40        .39        .36        .32       .51
  Distributions declared             .50        .50        .50        .55       .76
  Tax status of
   distributions paid
      Ordinary income                .49        .41        .14        .47       .55
      Return of capital              .01        .09        .24        .08       .21
Weighted average
 number of shares of
 Series A common stock
 outstanding                   3,999,518  3,999,958  4,000,000  4,000,000 4,000,000



       1Per weighted average number of shares of Series A common stock outstanding.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995, TO YEAR ENDED DECEMBER 31, 1994 Net income for 1995 increased $33,000, or 2%, as compared to 1994 due to the following factors: an increase in rental revenue of $224,000; an increase in interest and dividends of $18,000; a decrease in other income of $14,000; an increase in interest expense of $28,000; an increase in depreciation and amortization of $19,000; an increase in operating expenses of $111,000; an increase in related party expenses of $9,000; an increase in consolidation expense of $141,000; a decrease in general and administrative expense of $45,000, and a decrease in loss on the sale of mortgage-backed securities of $68,000. Explanations of the material changes are as follows:

Rental revenue for 1995 increased $224,000, or 5%, primarily due to an additional month of rental income from the Glen Cove Shopping Center acquired on January 31, 1994, and improved occupancy and rental rates at the Shores Office Complex. The average occupancy rate of net rentable square feet during the years 1995 and 1994 at the Shores Office Complex was 99% and 92%; at the Northport Buildings 99% and 97%; at the Mira Loma Shopping Center 82% and 81%; and at the Glen Cove Center 96% and 96%, respectively.

Total expenses increased in 1995 by $195,000, or 7% from $2,914,000 in 1994 to $3,109,000. The increase in total expenses is attributable to the following factors: an increase in interest expense of $28,000; an increase in depreciation and amortization of $19,000, or 2%; an increase in operating expenses of $111,000, or 9%; an increase in related party expense of $9,000, or 4%; an increase in consolidation expense of $141,000; a decrease in general and administrative expense of $45,000, or 21%, and a decrease in loss on sale of mortgage-backed securities of $68,000 or 100%.

Interest expense increased $28,000 as a result of the issuance of a note payable on January 31, 1994, and to an increase in the interest rate charged on the outstanding principal balance of the loan. Interest rates on the note ranged from 10% to 10.5% in 1995 compared with 8% to 11% in 1994.

Depreciation and amortization increased $19,000 reflecting tenant improvement costs at the Shores Office Complex related to new leases commencing in late 1994 and the acquisition of Glen Cove Center on January 31, 1994.

Related party expense increased $9,000 as a result of an increase in property management fees due to the increases in rental revenue at the Company's properties.

Consolidation expense increased $141,000 as a result of the proposed consolidation.

General and administrative expense decreased $45,000 due to a decrease in nonrecurring costs associated with listing the Company's stock on the American Stock Exchange in January, 1994, of $55,000. The decrease in nonrecurring costs were partially offset by an increase in director's fees related to the proposed consolidation of $10,000.

Loss on sale of mortgage-backed securities decreased $68,000 due to the sale of mortgage-backed securities in January, 1994. The proceeds were used to invest in rental property.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating expenses increased $111,000 due to an increase in utility and insurance expense at the Company's properties and to a $100,000 write-off of building and equipment related to ceasing operations at the Mira Loma Car Wash in August, 1995. The land was paved and used as additional parking space at the Mira Loma Shopping Center.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994, TO YEAR ENDED DECEMBER 31, 1993 Net income for 1994 increased $135,000, or 9%, as compared to 1993 primarily due to the acquisition of the Glen Cove Center in January, 1994, and due to improved occupancy rates at two of the Company's properties.

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

Interest and distribution income decreased $246,000, or 79%, primarily due to the sale of mortgage-backed securities and the investment of the proceeds in the Glen Cove Center. A loss of $68,000 was recorded in 1994 on the sale of the securities. In 1993, the Company sold its GNMA mortgage-backed securities in order to realize the gain on those investments in the amount of $447,000.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of capital for the acquisition of properties was the proceeds from the initial public offering of its stock. The Company completed its property acquisition phase in 1994 and no further acquisitions are anticipated. The Company's cash flow has been its principal source of capital for property improvements, leasing costs and the payment of quarterly distributions. At December 31, 1995, the Company's cash reserves, including mortgage-backed securities, aggregated $2,098,000. The Company's investment in mortgage-backed securities consists of GNMA, adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by GNMA. However, changes in market interest rates may cause the security's market value to fluctuate, which could result in a gain or loss to the Company if the securities are sold before maturity.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the periods presented, the Company's investing and financing activities primarily consisted of the acquisition of the Glen Cove Center. During 1994, the Company borrowed $2 million in order to purchase the Glen Cove Center. Otherwise, the Company's properties are owned free of any indebtedness. Interest on the note accrues at a variable rate of 1.5% in excess of the Union Bank Reference Rate. Monthly installments of principal and interest are due beginning August 1, 1994, and continuing until maturity of the note on May 1, 1999. Principal installments are payable in the amount of $3,700 per month. The note may be prepaid in whole or in part at any time without penalty.

For the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.

Net cash flow provided by operating activities for the years ended December 31, 1995, 1994 and 1993 was $2,746,000, $2,670,000 and $2,023,000, respectively. The trend generally reflects the Company's improving profitability, which is also indicated by trends in net income and Funds from Operations. Net cash flow provided by operating activities was impacted in 1993 by consolidation expenses and greater free rent and leasing commissions. Also see "Results of Operations" above.

Funds from Operations for the years ended December 31, 1995, 1994 and 1993 were $2,740,000, $2,688,000 and $2,500,000, respectively. The primary differences between the periods relate to the changes in net income as discussed under "Results of Operations". The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income, or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports Funds from Operations in accordance with the NAREIT definition. For the periods presented, Funds from Operations represents net income plus depreciation and amortization. The measure of Funds from Operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

DISTRIBUTIONS
Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

     i) provides a stable distribution which is sustainable despite short term fluctuations in property cash flows;

     ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and

     iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During the years ended December 31, 1995, and 1994, the Company declared distributions totaling $2,000,000, or $.50 per share each year. Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.


Item 8.  Financial Statements And Supplementary Data

Index to Financial Statements and Schedules

                                                       Page

Report of Independent Accountants                       17

Balance Sheets as of December 31, 1995, and 1994        18

Statements of Operations for the years ended
 December 31, 1995, 1994 and 1993                       19

Statements of Stockholders' Equity
 for the years ended December 31, 1995,
 1994 and 1993                                          20

Statements of Cash Flows for the years ended
 December 31, 1995, 1994 and 1993                       21

Notes to Financial Statements                          22-27

Schedule III - Real Estate and
 Accumulated Depreciation                              28-29


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S


Board of Directors and Stockolders
Franklin Real Estate Income Fund

We have audited the accompanying balance sheets of Franklin Real Estate Income Fund as of December 31, 1995 and 1994, the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of Franklin Real Estate Income Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Real Estate Income Fund as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the above financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                       COOPERS & LYBRAND L.L.P.


San Francisco, California
January 20, 1996


B A L A N C E  S H E E T S

Franklin Real Estate Income Fund
- --------------------------------------------------------------------
as of December 31, 1995 and 1994 (dollars in        1995     1994
000's except per share amounts)
- --------------------------------------------------------------------

ASSETS

Rental property
  Land                                             $10,326  $10,326
  Buildings and improvements                        29,666   29,606
  Equipment                                              -       63
                                                  ------------------
                                                    39,992   39,995
  Less accumulated depreciation                      5,521    4,535
                                                  ------------------
                                                    34,471   35,460

Cash and cash equivalents                            1,586      973
Mortgage-backed securities, available for sale         512      532
Deferred rent receivable                               745      686
Deferred costs and other assets                        541      579
                                                  ------------------
      Total assets                                 $37,855  $38,230
                                                  ==================

- --------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                        $1,937   $1,981
Tenants' deposits and other liabilities                276      247
Distributions payable                                  500      500
                                                  ------------------
      Total liabilities                              2,713    2,728
                                                  ------------------

Stockholders' equity:
  Common stock, Series A, without par value;
stated
   value $10 per share; 10,000,000 shares
authorized;                                         35,702   35,703
   3,999,515 and 3,999,653 shares issued and outstanding for 1995 and 1994, respectively

  Common stock, Series B, without par value;
stated
   value $10 per share; 500,000 shares               3,193    3,193
authorized;
   319,308 shares issued and outstanding

  Unrealized gain (loss) on mortgage-backed              2     (40)
securities

  Accumulated distributions in excess of net       (3,755)  (3,354)
income
                                                  ------------------
      Total stockholders' equity                    35,142   35,502
                                                  ------------------
      Total liabilities and stockholders' equity   $37,855  $38,230
                                                  ==================

- --------------------------------------------------------------------

       The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  O P E R A T I O N S

Franklin Real Estate Income Fund
- -----------------------------------------------------------------
for the years ended December 31,
1995, 1994 and 1993                      1995      1994     1993
(Dollars in 000's except per share
amounts)
- -----------------------------------------------------------------
Revenue:
  Rent                                 $4,613    $4,389   $3,344
  Interest and dividends                   85        67      313
  Other                                    10        24       34
  Gain on sale of mortgage-backed
   securities                               -         -      447
                                     ----------------------------

    Total revenue                       4,708     4,480    4,138
                                     ----------------------------

Expenses:
  Interest                                205       177        -
  Depreciation and amortization         1,141     1,122    1,069
  Property operations                   1,225     1,114      909
  Related party                           222       213      226
  Consolidation expense, net              143         2      284
  General and administrative              173       218      219
  Loss on sale of mortgage-backed
   securities                               -        68        -
                                     ----------------------------

    Total expenses                      3,109     2,914    2,707
                                     ----------------------------

Net income                             $1,599    $1,566   $1,431
                                     ============================


Net income per share, based on
 the weighted average shares
 outstanding of Series
 A common stock of 3,999,518,3,999,958
 and 4,000,000 for the years ended
 December 31, 1995, 1994
 and 1993,respectively                 $  .40    $  .39   $  .36
                                     ============================


Distributions per share, based on
 the weighted average shares
 outstanding of
 Series A common stock of
 3,999,518,3,999,958 and
 4,000,000 for the years ended
 December 31, 1995, 1994
 and 1993, respectively                $  .50    $  .50   $  .50
                                     ============================

- -----------------------------------------------------------------

       The accompanying notes are an integral part of these financial statements.



S T A T E M E N T S  O F  S T O C K H O L D E R S'  EQUITY

Franklin Real Estate Income Fund
for the years ended December 31, 1995, 1994 and 1993 (Dollars in 000's)

                               Common Stock
                        Series A          Series B
                                                           Unrealized
                                                          (Loss)/Gain    Accumulated
                                                           on Mortgage- Distributions
                                                              Backed   in Excess of
                     Shares    Amount   Shares  Amount    Securities     Net Income    Total
- ---------------------------------------------------------------------------------------------
Balance,
 December 31,
 1992               4,000,000  $35,704  319,308  $3,193            -       $(2,351)  $36,546
Net income                  -        -        -       -            -          1,431    1,431
Distributions
declared                    -        -        -       -            -        (2,000)  (2,000)
- ---------------------------------------------------------------------------------------------
Balance,
 December 31,
 1993               4,000,000   35,704  319,308   3,193            -        (2,920)   35,977
Redemption of
 Series A common
 stock                  (347)      (1)        -       -            -              -      (1)
Unrealized loss
 on  mortgage-
 backed
 securities                 -        -        -       -         (40)              -     (40)
Net income                  -        -        -       -            -          1,566    1,566
Distributions
 declared                   -        -        -       -            -        (2,000)  (2,000)
- ---------------------------------------------------------------------------------------------
Balance,
 December  31,
 1994               3,999,653   35,703  319,308   3,193         (40)        (3,354)   35,502

Redemption of
 Series A common
 stock                  (138)      (1)        -       -            -              -      (1)

Unrealized gain
 on mortgage-
 backed
 securities                 -        -        -       -           42              -       42

Net Income                  -        -        -       -            -          1,599    1,599

Distributions
 declared                   -        -        -       -            -        (2,000)  (2,000)
- ---------------------------------------------------------------------------------------------

Balance,
 December 31,
 1995               3,999,515  $35,702  319,308  $3,193           $2       $(3,755)  $35,142
=============================================================================================

  The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  C A S H  F L O W S

Franklin Real Estate Income Fund
- -------------------------------------------------------------------------
for the years ended December 31, 1995, 1994       1995    1994      1993
and 1993  (Dollars in 000's)
- -------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                      $1,599  $1,566    $1,431
                                             ----------------------------

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                   1,141   1,122     1,069
 Increase in deferred rent receivable             (59)   (147)     (273)
 (Increase) decrease in other assets              (64)      81     (219)
 Increase in tenants' deposits and other            29      48        15
  liabilities
 Loss on disposition of rental property            100       -         -
                                             ----------------------------
                                                 1,147   1,104       592
                                             ----------------------------
Net cash provided by operating activities        2,746   2,670     2,023
                                             ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of rental property                      - (6,700)         -
 Improvements to rental property                 (150)   (279)     (503)
 Investment in mortgage-backed securities            -   (588)         -
 Disposition of mortgage-backed securities          62   4,420     1,133
                                             ----------------------------
Net cash provided by (used in) investing
 activities                                       (88) (3,147)       630
                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Distributions paid                            (2,000) (2,000)   (2,000)
 Borrowings under note payable                       -   2,000         -
 Principal payments on note payable               (44)    (19)         -
 Redemption of Series A common stock               (1)     (1)         -
                                             ----------------------------
Net cash used in financing activities          (2,045)    (20)   (2,000)
                                             ----------------------------

Net increase (decrease) in cash
 and cash equivalents                              613   (497)       653
Cash and cash equivalents,
 beginning of year                                 973   1,470       817
                                             ----------------------------
Cash and cash equivalents,
 end of year                                    $1,586    $973    $1,470
                                             ============================

- -------------------------------------------------------------------------

     The accompanying notes are an integral part of these financial statements.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY
Franklin Real Estate Income Fund (the "Company") is a California corporation formed on August 7, 1987 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1988. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company has distributed at least 95% of its taxable income and intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As of December 31, 1995, the Company's real estate portfolio consisted of the Mira Loma Shopping Center located in Reno, Nevada; a 40% undivided interest in the Shores Office Complex located in Redwood City, California; three separate R&D buildings in the Northport Business Park located in Fremont, California; and the Glen Cove Center located in Vallejo, California. The Company has also purchased two small parcels of land located adjacent to the Mira Loma Shopping Center. The Company has completed its property acquisition phase and no additional property acquisitions are currently anticipated.

RENTAL PROPERTY
Rental property is stated at cost and depreciated using the straight-line method over an estimated useful life of 35 years for buildings and improvements, and 5 years for equipment. Significant improvements and betterments are capitalized. Maintenance, repairs and minor renewals are charged to expense when incurred. The Shores is reflected in these financial statements in accordance with the Company's ownership interest.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analysis includes consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeds estimated future undiscounted cash flows, the Company would reduce the carrying value of the asset to fair value; however, to date, such adjustments have not been required.

CASH AND CASH EQUIVALENTS
The Company classifies highly liquid investments with original maturities of three months or less from the date acquired as cash equivalents.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

MORTGAGE-BACKED SECURITIES VALUATION
Mortgage-backed securities held by the Company are classified as available for sale and are carried at market value. The resulting unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Realized gains and losses are recognized on the specific identification method and are included in earnings. For the year 1993, prior to the adoption of Statement of Financial Accounting Standards No. 115, the Company valued mortgage-backed securities at amortized cost. The impact of this change on stockholders' equity on January 1, 1994, was immaterial.

DEFERRED COSTS
Lease commissions are deferred and amortized using the straight-line method over the term of the related lease.

RENTAL REVENUES
Rental revenues are recorded on the straight-line method to reflect scheduled rent increases over the related lease term. As a result, a deferred rent receivable is created when rental receivables are less than the amount earned using the straight-line method or when rental income is recognized during free rent periods of a lease.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of mortgage-backed securities.

The Company places excess cash in short-term deposits with Franklin Money Fund, an investment company managed by an affiliate of the Advisor, and in money market securities of companies with strong credit ratings and, by policy, limits credit exposure to any one issuer. The Company performs ongoing credit evaluations of its tenants and generally does not require collateral for commercial tenants. The Company reserves for potential credit losses, as appropriate.

The following tenants provided 10% or more of the Company's total straight-line rental revenues for the years 1995, 1994 and 1993.

                                  Percent of Straight-Line Rental
                                              Revenue
Primary         Lease Expirations        1995      1994     1993
Business
- -----------------------------------------------------------------

Grocery Store      01/31/2010           14.7%     14.7%       0%
Grocery Store      04/25/2005            7.0%      7.6%    10.2%

RECLASSIFICATION
Certain reclassifications were made in the 1994 and 1993 financial statements to conform to the presentation in the 1995 financial statements. Such reclassifications had no effect on previously reported results.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Franklin Properties, Inc. (the "Advisor") to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor will receive quarterly, an annualized fee equal to 1% of invested assets and .4% of mortgage investments. The fee is subordinate to declared distributions to Series A common stock shareholders totaling at least an 8% per annum non-cumulative non-compounded return on their adjusted price per share, as defined. Accordingly, no advisory fee was paid to the Advisor. The agreement also provides for the Advisor to receive fees in connection with obtaining financing and the sale of the Company's properties.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S


The agreements between the Company and the Advisor, or affiliates of the Advisor, provide for certain types of compensation and payments including but not limited to the following, for those services rendered for the years ended December 31, 1995, 1994 and 1993:

                                        1995        1994      1993
                                   --------------------------------

Property management fee, charged
to                                  $175,000    $157,000  $168,000
 related party expense

Reimbursement for data processing,
 accounting and certain other
 expenses, charged to related
party                                 47,000      56,000    58,000
 expense

Acquisition fee, capitalized and
 amortized over the life of the
 related investment                        -     250,000         -

Leasing commission, capitalized
and
 amortized over the term of the      124,000      25,000         -
 related lease

Construction supervision fee,
capitalized and amortized over the
 life of the related investment
 or the term of the related lease     12,000      10,000         -

At December 31, 1995 and 1994, cash equivalents included $330,000 and $31,000, respectively, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Dividends earned from Franklin Money Fund totaled $7,000, $6,000 and $5,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1995, consisted of a Government National Mortgage Association certificate with a 7% coupon rate, maturing in 2023. Amortized cost was $509,000 and market value was $511,000, resulting in a gross unrealized gain of $2,000.

Mortgage-backed securities at December 31, 1994, had an aggregate market value of $532,000 and an amortized cost of $572,000, resulting in a gross unrealized loss of $40,000.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S


NOTE 4 - COMMON STOCK, WARRANTS AND INCOME PER SHARE

Series A and Series B common stock have the same voting rights. Distributions from sources other than cash from the sale or refinancing of the Company's property are to be paid in the following order of priority: first to the Series A stockholders until they receive an 8% per annum non-cumulative non-compounded return on their adjusted price per share, as defined; then to the Series A and Series B stockholders in proportion of their respective number of shares. All distributions are declared at the discretion of the Directors of the Company. To date, the Board of Directors has not declared any distributions to be payable to any shares of outstanding Series B common stock.

Since Series A common stock has not received an 8% per annum non-cumulative non-compounded return on its adjusted purchase price, and since Series B common stock does not participate in earnings until such 8% return is received by the Series A common stock, net income per share is not applicable to Series B common stock.

Warrants were issued with each share of Series A common stock purchased during the offering period, without additional cost to the stockholders. The number of warrants issued with each share varied depending upon the number of shares outstanding at the time the warrants were issued. Warrants covering the exercise of 2,861,420 additional shares of Series A common stock are outstanding as of December 31, 1995. Each warrant is exercisable at a price of $10.00 per share for a 12-month period which expires on January 31, 1996.


NOTE 5 - DISTRIBUTIONS

The allocation of cash distributions per share for individual shareholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1995, 1994 and 1993 was as follows:

              Ordinary  Return of     Capital    Total
  Year Paid     Income    Capital        Gain     Paid
- -------------------------------------------------------

       1995       $.49       $.01        $  -     $.50
       1994       $.41       $.09           $     $.50
       1993       $.14       $.24        $.12     $.50


In December, 1994, the Company implemented a new Dividend Reinvestment and Share Purchase Plan (the "Plan"), under which a stockholder's cash distributions may be reinvested in shares of Series A common stock of the Company, subject to the terms and conditions of the Plan. Under the Plan, the Company's Dividend Reinvestment Agent makes open market purchases of the Company's Series A common stock, administers the Plan and performs other duties related to the Plan. No new shares are issued in connection with the Plan.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 6 - NOTE PAYABLE

The mortgage note payable is collateralized by a deed of trust on the Glen Cove Center. The note bears interest, payable monthly, at a variable rate equal to the Union Bank Reference Rate plus 1.5%. Principal is payable in monthly installments of $3,700 until maturity on May 1, 1999. For the years ended December 31, 1995, 1994, and 1993, the Company paid interest of $204,000, $178,000 and $0, respectively.




Aggregate principal payments required in future years are as follows:


     1996              44,000
     1997              44,000
     1998              44,000
     1999           1,805,000
                  ------------
                $   1,937,000
                  ============


NOTE 7 - RENTAL INCOME

The Company's rental income from commercial property is received principally from tenants under non-cancelable operating leases. The leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on noncancellable operating leases at December 31, 1995 are as follows:

     1996        $      3,639,000
     1997               3,303,000
     1998               3,163,000
     1999               2,857,000
     2000               2,369,000
  Thereafter           12,718,000
                   ---------------
                 $     28,049,000
                   ===============

Minimum future rentals do not include contingent rents, which represent reimbursements of property operating expenses. Contingent rents amounted to $675,000, $678,000 and $426,000 for the years ended December 31, 1995, 1994 and
1993, respectively.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S


NOTE 8 - PROPOSED MERGER

On November 2, 1995 the Boards of Directors of the Company and of two other real estate investments trusts that Franklin Properties, Inc. advises, Franklin Advantage Real Estate Income Fund ("Advantage") and Franklin Select Real Estate Income Fund ("Select"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The Prospectus was filed on November 13, 1995.

In the proposed merger, the Company and/or Advantage would be merged into Select, which would be renamed Franklin Select Realty Trust. The shares of Select will be offered to shareholders of the Company and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Prospectus. The merger is subject to certain conditions including approval by a majority of the shareholders of Select, the Company, and/or Advantage. A special meeting of the shareholders of each REIT will be held to vote on the proposed merger upon the effectiveness of the Prospectus and the close of the solicitation period.

The Company expenses non-recurring consolidation costs in the periods in which they are incurred. Expenses recorded in 1993 and 1994 relate to a previous plan of consolidation and are net of certain reimbursements by the Advisor.


NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                    Three Months Ended
                   ------------------------------------------------------
                    March 31,   June 30,   September 30,   December 31,
                      1995        1995          1995           1995
                   ------------------------------------------------------
Revenues            $1,128,000  $1,177,000     $1,232,000     $1,171,000
Net income             442,000     454,000        336,000        367,000
Net income
  per share                .11         .11            .08            .09

                                    Three Months Ended
                   -------------------------------------------------------
                    March 31,   June 30,   September 30,   December 31,
                      1994        1994          1994           1994
                   -------------------------------------------------------
Revenues            $1,030,000  $1,145,000     $1,133,000      $1,172,000
Net income             292,000     476,000        406,000         392,000
Net income per
  share                    .07         .12            .10             .10

                                    Three Months Ended
                   -------------------------------------------------------
                    March 31,   June 30,   September 30,   December 31,
                      1993        1993          1993           1993
                   -------------------------------------------------------
Revenues            $1,337,000    $847,000       $930,000      $1,024,000
Net income             651,000     174,000        150,000         456,000
Net income per             .16         .04            .04             .12
  share



- --------------------------------------------------------------------------------------------------------------------------------
R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
- --------------------------------------------------------------------------------------------------------------------------------

 Franklin Real Estate Income Fund
 as of, and for the years ended December 31, 1995, 1994 and 1993



    Col A.       Col B.        Col C.         Col D.               Col E.             Col F.     Col G.    Col H.       Col I.
    ------       ------        ------         ------               ------             ------      -----    ------       ------

                                           Cost Capitalized
                Initial                     Subsequent To             Gross Amount at Which
             Cost to Fund                   Acquisition             Carried at Close of Period






                                                                            Buildings            Accumu-
                                                             Carry             and                lated    Date of      Date
                   Encum-                          Improve-   ing            Improve-             Deprec- construc-    Acqui-
 Description      brances   Land      Buildings      ments    Costs   Land    ments       Total   iation    tion         red
 --------------------------------------------------------------------------- -----------------------------------------  -----------


Shopping          $  -   $2,233,000 $7,006,000   $597,000 $  -   $2,233,000 $7,603,000 $ 9,836,000  $1,680,000  85/88    11/88
 Center                                                                                                                  & 9/92
 Reno, Nevada

Office               -    2,719,000  7,924,000    775,000    -    2,719,000  8,699,000 11, 418,000   1,784,000  82/87    09/89
 Complex
 Redwood City,
 CA

R&D Buildings        -    2,874,000  8,708,000    379,000    -    2,874,000  9,087,000  11,961,000   1,822,000     85    01/91
 Fremont, CA

Shopping      1,937,000   2,500,000  4,200,000     77,000    -    2,500,000  4,277,000   6,777,000     235,000     89    01/94
 Center
 Vallejo, CA
- -----------------------------------------------------------------------------------------------------------------------------------
             $1,937,000 $10,326,000 $27,838,000 $1,828,000 $  -  $10,326,000 $29,666,000 $39,992,000  $5,521,000
                                                                                             (1) (2)        (3)
===================================================================================================================================


                             Life on Which
                             Deprecia-tion
                             in Latest
                            Operat-ions
                            State-ment is
 Description                 Computed
 ------------                ------------
Shopping
 Center
 Reno, Nevada                       35

Office
 Complex
 Redwood City                       35
 CA

R&D Buildings
 Fremont, CA                         35

Shopping
 Center                              35
 Vallejo, CA


===============================================================================
R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
===============================================================================

NOTES:

(1) The aggregate cost for federal income tax purposes is $39,992,000.

(2) Reconciliation of Real Estate
                                     1995         1994          1993
                            -----------------------------------------

Balance at beginning
 of period                    $39,995,000  $33,016,000   $32,513,000

Dispositions                    (153,000)

Additions during period:

Acquisitions                            -    6,700,000             -

Improvements                      150,000      279,000       503,000
                            -----------------------------------------

Balance at end of period      $39,992,000  $39,995,000   $33,016,000
                            =========================================

(3) Reconciliation of Accumulated Depreciation
                                     1995         1994          1993
                            -----------------------------------------

Balance at beginning           $4,535,000   $3,508,000    $2,511,000
 of period

Dispositions                     (53,000)

Depreciation expense            1,039,000    1,027,000       997,000
 for the period
                            -----------------------------------------

Balance at end of period       $5,521,000   $4,535,000    $3,508,000
                            =========================================



Item 9.  Disagreements on Accounting and Financial Disclosure

None.




                                   PART III

Item 10. Directors and Executive Officers Of The Company And The Advisor

Directors of the Company are elected annually by the shareholders. The Officers of the Company are appointed by the Board of Directors, and serve under the supervision, and, at the pleasure of the Board of Directors. There is an Audit Committee consisting of the Independent Directors of the Company. The Audit Committee's responsibilities generally include review of the internal controls of the Company, accounting compliance and review of the Company's financial reporting. In performing these reviews, the Audit Committee met once during the year ended December 31, 1995. The Directors and Officers of the Company and/or the Advisor are:

            NAME                            POSITION
David P. Goss                 Chief Executive Officer,
                               President and Director
Frank W. T. LaHaye            Independent Director
Egon H. Kraus                 Independent Director
Michael J. McCulloch          Executive Vice President
Richard S. Barone             Secretary
Mark A. TenBoer               Vice President - Finance
                               and Chief Financial Officer

All such officers and directors have served in these capacities with the Company since January 1988 with the exceptions of Mr. TenBoer, who was appointed in December 1993, and Mr. LaHaye, who was elected in June 1995.

NAME, AGE AND FIVE-YEAR BUSINESS EXPERIENCE                     DIRECTOR SINCE



David P. Goss (48)                                                      1988
Mr. Goss is the Chief Executive Officer, President and Director of the Company. He is also Chief Executive Officer, President and Director of Property Resources, Inc., Property Resources Equity Trust (1987 to date), the Advisor, Franklin Select Real Estate Income Fund (1988 to date), Franklin Advantage Real Estate Income Fund (1990 to date), and Franklin Real Estate Management, Inc. (1991 to date). Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law.

Egon H. Kraus (66)                                                      1988
Mr. Kraus is an Independent Director of the Company. He was formerly Vice President and director of McNiel Investors Inc. (1991-1995). He is a Certified Public Accountant, primarily involved in real estate transactions. He has a B.S. and an M.B.A. from the University of California, Berkeley, where he was elected to Phi Beta Kappa. Mr. Kraus is a member of the American Institute of Certified Public Accountants, and a former member of the Financial Executives Institute and the Tax Executives Institute. He is also a Director of Franklin Select Real Estate Income Fund (1989 to date) and Franklin Advantage Real Estate Income Fund (1990 to date).

Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

Frank W. T. LaHaye (66)                                                 1995
Mr. LaHaye is an independent director of the Company. He is General Partner, Peregrine Associates and Miller & LaHaye, which are General Partners of Peregrine Ventures and Peregrine Ventures II (venture capital firms); Chairman of the Board and Director, Quarterdeck Office Systems, Inc.; Director, Fischer Imaging Corporation; and director or trustee, as the case may be, of 25 of the investment companies in the Franklin Group of Funds.

The executive officers of the Company other than those listed above are:

Michael J. McCulloch, age 48, is Executive Vice President of the Company (1988 to date). He is also Executive Vice President of Property Resources, Inc., Property Resources Equity Trust (1987 to date), the Advisor, Franklin Select Real Estate Income Fund (1989 to date), Franklin Advantage Real Estate Income Fund (1990 to date), and Franklin Real Estate Management, Inc. (1991 to date). He attended California State University, Los Angeles and the University of Southern California.

Richard S. Barone, age 45, is Secretary of the Company (1988 to date). He is also secretary of the Advisor, Property Resources, Inc., Property Resources Equity Trust, Franklin Select Real Estate Income Fund (1989 to date), Franklin Advantage Real Estate Income Fund (1990 to date), and Franklin Real Estate Management, Inc. (1991 to date). He is also Senior Vice President - Legal of the Advisor, Property Resources, Inc. (1988 to date), and Franklin Real Estate management, Inc. (1991 to date); and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.

Mark A. TenBoer, age 39, is Vice President - Finance and Chief Financial Officer of the Company, Franklin Select Real Estate Income Fund and Franklin Advantage Real Estate Income Fund (1993 to date), and has served as Vice President - Asset Management for the Advisor, Property Resources, Inc., and Franklin Real Estate Management, Inc., since 1994. From 1983 to 1991 he was Director - Portfolio Management and Controller of the Advisor and Property Resources, Inc. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant.

The Advisor and Continental Property Management Co.

     The principal executive officers, directors and key employees of the Advisor are as follows:

     NAME                              POSITION
David P. Goss              Chief Executive Officer,
                            President and Director
Harmon E. Burns            Director
Rupert H., Johnson, Jr.    Director
Charles E. Johnson         Director
Michael J. McCulloch       Executive Vice President
Richard S. Barone          Senior Vice President - Legal and Secretary
Martin L. Flanagan         Vice President - Finance
                            and Chief Financial Officer
Mark A. TenBoer            Vice President - Asset Management
David P. Rath              Vice President - Asset Management
David N. Popelka           Vice President - Asset Management


Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

The principal executive officers of Continental Property Management Co. are as follows:

   NAME                               POSITION
Thomas J. Bennett     President, Chief Financial Officer and Director
Charles L. Gee        Senior Vice President and Secretary

     For a description of the occupations and affiliations of Messrs. Goss, McCulloch, Barone and TenBoer, see "The Company" above.

NAME, AGE AND FIVE-YEAR BUSINESS EXPERIENCE                     DIRECTOR SINCE



Harmon E. Burns (51)                                                    1988
Mr. Burns has served since 1990 as Executive Vice President, Secretary and Director of Franklin Resources, Inc. He also serves as Executive Vice President of Franklin/Templeton Distributors, Inc., Executive Vice President of Franklin Advisers, Inc., Director of Templeton Worldwide, Inc., Franklin/Templeton Investor Services, Inc. and Franklin Bank and as an officer of most of the mutual funds in the Franklin Templeton Group of Funds. Mr. Burns received a B.B.A. degree from George Washington University in 1969 and received a J.D. degree from San Mateo Law School in 1976. He is a member of the State Bar of California and is a licensed General Securities Principal with the National Association of Securities Dealers, Inc.

Rupert H. Johnson, Jr. (55)                                             1988
Mr. Johnson has served since 1990 as Executive Vice President and Director of Franklin Resources, Inc. Previously, he was Senior Vice President of Franklin Resources, Inc. He holds similar positions with is subsidiaries and affiliates including the position of President and Director of Franklin Advisors, Inc. He has also served as Director of Property Resources, Inc. since 1985 and currently serves as a Director or Trustee and Vice President on most of the mutual funds in the Franklin Templeton Group of Funds, and as a Director of Franklin Bank.

Charles E. Johnson, Jr. (39)                                            1988
Mr. Johnson has served as the Senior Vice President (1990) and a Director of Franklin Resources, Inc. since 1987. He is also the Senior Vice President of Franklin Templeton Distributors, Inc. (1990 to date), and the President and a Director of Templeton Worldwide, Inc. and Franklin Institutional Services Corporation (1991 to date). He is also an officer and/or director or trustee, as the case may be, of 24 of the investment companies in the Franklin Templeton Group of Funds.

The executive officers of the Advisor and Continental Property Management Co. other than those listed above are as follows:

Martin L. Flanagan, age 35, has been associated with the Templeton Group since 1983. He is currently the Executive Vice President, Chief Operating Officer and a Director of Templeton, Galbraith & Hansberger ltd., John Templeton Counselors, Inc., and Templeton Global Investors, Inc.; General Manager of Templeton Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors, Ltd.; Finance Director of Templeton Investment Management; Senior Vice President - Finance, Secretary and a Director of Templeton Investment Counsel Ltd.; and Senior Vice president - Finance and a Director of Templeton Investment Counsel, Inc. He is also a Director and/or Chairman of Templeton Funds Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Funds Distributor, Inc. Forcecare Ltd., Templeton Global Strategic Services, S.A., Universal Investment Management, Inc., Templeton Life Assurance Ltd., Structured Asset management,


Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

Inc., The DIAS Group, Inc., Templeton Global Bond Managers, Inc., Templeton Emerging Markets, Templeton Investment Services, Inc., Templeton Management
(Lux), S.A., Templeton Unit Trust Managers Ltd., and Templeton Investment Management Ltd. He is also Vice President - Finance and Chief Financial Officer of Property Resources, Inc., Property Resources Equity Trust and Franklin Properties, Inc. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

Thomas J. Bennett, age 47, has served since 1988 as the President of Continental Property Management Co. and since 1989 as sole Director and Chief Financial Officer. Previously, he served as Regional Vice President, Utah Region, of Continental Property management Co. He is a graduate of California State University at Long Beach and holds the Certified Property Manager (CPM) designation awarded by the Institute of Real Estate Management.

David P. Rath, age 47, has served since 1992 as the Vice President - Asset Management for the Advisor, Property Resources, Inc. and Franklin Real Estate Management, Inc. Previously, he was Assistant Vice President-Research and Analysis for the Advisor. Mr. Rath operated his own real estate investment company, Rath Investments, from 1987 to 1990. Mr. Rath received a B.S. degree in Mechanical Engineering from Bucknell University and a M.B.A. degree from the University of California at Berkeley.

David N. Popelka, age 43, has served since 1992 as Vice President - Asset Management for the Advisor, Property Resources, Inc. and Franklin Real Estate Management, Inc. Prior to joining Franklin Properties, Inc., Mr. Popelka was Vice President - Portfolio Management for the Glenborough Management Company in Redwood City, California. Mr. Popelka is a graduate of Illinois State University and received an M.B.A. degree from the University of Washington. He has been a guest lecturer on real estate investments and finance at Golden Gate University.

Charles L. Gee, age 49, has served since 1991 as the Senior Vice President of Continental Property Management Co. and as its Secretary since 1989. From 1986 to 1991, he held the office of Vice President for Continental Property Management Co. Mr. Gee holds the Certified Property manager (CPM) designation awarded by the Institute of Real Estate Management and is a California real estate broker.

Item 11. Executive Compensation

No direct compensation has been paid by the Company to its directors and officers, or directors and officers of the Advisor, except that the independent directors of the Company receive fees of $2,000 per year plus $400 per each regular meeting attended and $300 per each telephonic meeting attended. Each independent director also received $2,500 per quarter and $400 per meeting for attending independent committee meetings related to the proposed merger. For the fiscal year ended December 31, 1995, fees to all independent directors related to any attendance at board meetings, independent committee and reimbursement of expenses totaled $18,300. The Company has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or would in the future be made to any director or officer. The Company has paid certain fees and will reimburse certain expenses of the Advisor, as described below under "Item 13. Certain Relationships and Related Transactions".



Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the Company's Common Stock by the Directors and by all Directors and Officers as a group, as of December 31, 1995. At such date, all Directors and Officers as a group owned less than 1% of the outstanding Common Stock of the Company.

                                                          AMOUNT AND
                                                       NATURE OF SHARES
Name                                 TITLE OF CLASS   BENEFICIALLY OWNED
David P. Goss, Chief Executive
Officer,                              Common Stock,         1,500
President and Director                  Series A
Frank W. T. LaHaye, Independent       Common Stock,           -
Director                                Series A
Egon H. Kraus                         Common Stock,         5,000
                                        Series A
Directors and officers as a group     Common Stock,         7,000
                                        Series A

To the Company's knowledge, as of December 31, 1995, no person beneficially owned more than 5% of the outstanding Common Stock except as set forth below:

                                                   AMOUNT AND
                                                NATURE OF SHARES    % OF
NAME AND ADDRESS                 TITLE OF CLASS   BENEFICIALLY     CLASS1
                                                      OWNED
Commonwealth of Massachusetts    Common Stock,       634,177        14.68%
Pension Reserve Investment          Series A
Management Board ( " PRIM" )
125 Summer Street
10th Floor
Boston, MA  02110

Franklin Properties, Inc.        Common Stock,      319,3081         7.39%
                                    Series B

- ---------------

1 The Company has one class of common stock in two series, designated Series A and Series B. The Series A and Series B shares vote together as one class with each share being entitled to one vote. The 319,308 Series B Shares (7.4% of the total number of outstanding shares of Common Stock) were originally issued to Franklin Resources, Inc., the parent company of the Advisor, in return for capital contributions to the Company, applied to pay a portion of the sales commission in connection with the Company's offering of its Series A common stock. Franklin Resources, Inc. transferred these Series B Shares to the Advisor.


Item 13. Certain Relationships And Related Transactions

Franklin Properties, Inc. (the "Advisor") has entered into an agreement with the Company to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor will receive quarterly an annualized advisory fee equal to 1% of invested assets and .4% of the mortgage investments of the Company. The fee is payable provided the Series A shareholders receive distributions for the year at least equal to an 8% return on their adjusted price per share.

The Company pays all expenses of its operations except for the following, which are borne by the Advisor (i) employment expenses of the Company's Chairman, President, Executive Vice President, Senior Vice President, Chief Financial Officer, Secretary and of the Company's directors who are also officers of the Advisor, (ii) advertising and promotional expenses incurred in seeking and disposing of investments (iii) office expenses of the Advisor, and (iv) overhead expenses of the Advisor not properly attributable to the performance of its duties and obligations under the Advisor Agreement. The agreement also provides for the following compensation and payments to the Advisor and its affiliates:

      Acquisition fees not to exceed 6% of the contract price of the acquired property for services rendered in connection with the investigation, selection, acquisition and mortgage placement of real property.

      Financing fees determined at market rates for services rendered in obtaining secured or unsecured financing for the Company.

      Sales commission on 3% of the gross selling price of the Company's real property.

      Subordinated incentive fee of 15% of net proceeds, as defined, from proceeds due to the sale or refinancing of Company real property. The fee is payable to the Advisor provided the Series A Stockholders have received cumulative distributions in cash from sales or refinancing equal to their adjusted price per share, as defined, plus a 6% per annum cumulative return.


The Company pays a property management fee to Continental Property Management Co. based on actual services performed. If Continental retains independent management companies to perform a portion or all of the services required for the management of the Company's properties, it pays any fees charged by those persons without additional cost to the Company. The fee paid to Continental does not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company.

During the year ended December 31, 1995, the Company earned $7,000 of dividends from Franklin Money Fund, an investment company managed by an affiliate of the Advisor. At December 31, 1995, the Company had $330,000 invested in Franklin Money Fund.



Item 13. Certain Relationships And Related Transactions (Continued)

During the year ended December 31, 1995, the Company paid or accrued the following amounts for the reimbursements and services noted above:


Property management fee, charged to related party expense         $175,000

Reimbursement for data processing, accounting,
 and certain other expenses charged to related party expense        47,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                124,000

Construction supervision fee, capitalized
 and amortized over the life of the related
 investment or the term of the related lease                        12,000


===============================================================================
                                    PART IV
===============================================================================

Item 14.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)   1.    The  financial  statements  of the  Company  included  in Item 8 of this report are listed on the index on  page 16.

      2. The supplemental financial statement schedule of the Company included in Item 8 of this report are listed on the index on page 16.

      3.    Exhibits:
            (3.1) Articles of Incorporation 1
            (3.2) Bylaws 1
            (10.1)      Material Contracts - Advisory Agreement 1
            (10.2)      Material Contracts - Property Management Agreement 2
            (11.) Statement  regarding  computation of earnings per share. See the Statement of Operations included in the Financial Statements.

            Although there are warrants outstanding at December 31, 1995, the net income per share calculation does not include common stock equivalents because the warrant exercise price is equal to or greater than the market value of the Series A common stock. Thus, the treasury stock method would result in common stock equivalents of zero.

               1 Documents were filed in the Company's Form S-11 Registration Statement, dated May 12, 1988 (Registration No. 33-16508) and are incorporated herein by reference.

               2 Document was filed in the Company's Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.

(b)   Reports filed on Form 8-K.

      No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1995.


===============================================================================
                                   SIGNATURE
===============================================================================


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN REAL ESTATE INCOME FUND
                               (Company)


      Date:   March 19, 1996        By:  :/s/ David P. Goss
                                    David P. Goss
                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



Signature                     Title         Date



                         Chief Executive
/s/ David P. Goss            Officer        March 19, 1996
- -----------------------                     -------------------
David P. Goss


/s/ Egon H. Kraus           Director1       March 19, 1996
- -----------------------                     -------------------
Egon H. Kraus


/s/ Frank W. T. LaHaye      Director1       March 19, 1996
- -----------------------                     -------------------
Frank W. T. LaHaye










1 Independent Director