Form 10-Q
period 1996-03-31
FRANKLIN REAL ESTATE INCOME FUND
filed 1996-05-15
CIK 820206

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                              --------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                     to
                              --------------------------------------------------

Commission file number      1-12700
                      ----------------------------------------------------------


                        Franklin Real Estate Income Fund
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          California                                    77-0185558
- --------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
    of incorporation
    or organization)


     P. O. Box 7777, San Mateo, California                     94403-7777
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code   (415) 312-2000
                                                  ------------------------------


                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -------   --------

Common Stock Shares Outstanding as of March 31, 1996, Series A:  3,999,515
Common Stock Shares Outstanding as of March 31, 1996, Series B:    319,308


                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements
                       FRANKLIN REAL ESTATE INCOME FUND
                                BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (Unaudited)
                 (Dollars in 000's except per share amounts)

                                                             1996        1995
                                       ASSETS

Rental property:
  Land                                                       $10,326     $10,326
  Buildings and improvements                                  29,712      29,666
- --------------------------------------------------------------------------------

                                                              40,038      39,992
  Less: accumulated depreciation                               5,772       5,521
- --------------------------------------------------------------------------------

                                                              34,266      34,471

Cash and cash equivalents                                      1,377       1,586
Mortgage-backed securities, available for sale                   477         512
Deferred rent receivable                                         761         745
Other assets                                                     775         541
- --------------------------------------------------------------------------------

    Total assets                                             $37,656     $37,855
================================================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                  $1,926      $1,937
Tenants' deposits and other liabilities                          315         276
Distributions payable                                            500         500
- --------------------------------------------------------------------------------

    Total liabilities                                          2,741       2,713
- --------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value.
 Stated value $10 per share; 10,000,000 shares
 authorized; 3,999,515 shares issued and
 outstanding in 1996 and 1995                                 35,702      35,702

Common stock, Series B, without par value.
 Stated value  $10 per share; 500,000 shares
 authorized; 319,308 shares issued and
 outstanding in 1996 and 1995                                  3,193       3,193

Unrealized loss on mortgage-backed securities                    (4)           2

Accumulated distributions in excess of net income            (3,976)     (3,755)
- --------------------------------------------------------------------------------

    Total stockholders' equity                                34,915      35,142
- --------------------------------------------------------------------------------

    Total liabilities and stockholders' equity               $37,656     $37,855
================================================================================

                      See notes to financial statements.

                         Item 1. Financial Statements
                                 (continued)

                       FRANKLIN REAL ESTATE INCOME FUND
                           STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                             1996       1995

Revenue:

  Rent                                                     $1,107     $1,106
  Interest                                                     22         17
  Dividends                                                     3          1
  Other                                                         -          4
- -----------------------------------------------------------------------------

    Total revenue                                           1,132      1,128
- -----------------------------------------------------------------------------


Expenses:

  Interest                                                     48         51
  Depreciation and amortization                               274        286
  Operating                                                   265        248
  Related party                                                51         52
  Consolidation expense                                       168          -
  General and administrative                                   47         49
- -----------------------------------------------------------------------------

    Total expenses                                            853        686
- -----------------------------------------------------------------------------

Net income                                                   $279       $442
=============================================================================


Net income per share, based on shares
 outstanding of Series A common stock of 3,999,515
 and 3,999,653 in March 31, 1996 and 1995                    $.07       $.11
=============================================================================

Distributions per share, based on shares
 outstanding of Series A common stock of 3,999,515
 and 3,999,653 in March 31, 1996 and 1995                    $.13       $.13
=============================================================================



                         See notes to financial statements.


                         Item 1. Financial Statements
                                  (continued)

                       FRANKLIN REAL ESTATE INCOME FUND
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996
                                  (Unaudited)

                              (Dollars in 000's)





                                    Common Stock
                            Series A              Series B
                      --------------------------------------------
                                                               Unrealized    Accumulated
                                                                Gain/Loss   Distributions
                                                                   on       in Excess of
                      Shares      Amount      Shares    Amount Securities    Net Income    Total
Balance, beginning
 of period              3,999,515   $35,702   319,308   $3,193          $2        $(3,755)  $35,142

Unrealized loss
 on mortgage-
 backed securities              -         -         -        -         (6)               -      (6)

Net income                      -         -         -        -           -             279      279

Distributions
 declared                       -         -         -        -           -           (500)    (500)
- ----------------------------------------------------------------------------------------------------

Balance, end
 of period              3,999,515   $35,702   319,308   $3,193        $(4)        $(3,976)  $34,915
====================================================================================================






                      See notes to financial statements.

                         Item 1. Financial Statements
                                  (continued)
                       FRANKLIN REAL ESTATE INCOME FUND
                           STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                              (Dollars in 000's)

                                                                 1996      1995
Cash flows from operating activities:

Net income                                                       $279      $442
- --------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                  274       286
   Increase in deferred rent receivable                          (16)      (16)
   Increase in other assets                                     (257)      (28)
   Increase in tenants' deposits and other liabilities             39       103
- --------------------------------------------------------------------------------

                                                                   40       345
- --------------------------------------------------------------------------------

Net cash provided by operating activities                         319       787
- --------------------------------------------------------------------------------

Cash flows from investing activities:
   Improvements to rental property                               (46)       (7)
   Disposition of mortgage-backed securities                       29         8
- --------------------------------------------------------------------------------

Net cash provided by (used in) investing activities              (17)         1
- --------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions paid                                           (500)     (500)
   Principal payments on note payable                            (11)      (11)
- --------------------------------------------------------------------------------

Net cash used in financing activities                           (511)     (511)
- --------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (209)       277

Cash and cash equivalents, beginning of period                  1,586       973
- --------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $1,377    $1,250
================================================================================




                      See notes to financial statements.

                       FRANKLIN REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                                          MARCH 31, 1996

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

As of March 31, 1996, the Company's real estate portfolio consisted of the Mira Loma Shopping Center located in Reno, Nevada; a 40% undivided interest in the Shores Office Complex located in Redwood City, California; three separate R&D buildings in the Northport Business Park located in Fremont, California; and the Glen Cove Center located in Vallejo, California. The Company has also purchased two small parcels of land located adjacent to the Mira Loma Shopping Center. The Company has completed its property acquisition phase and no additional property acquisitions are currently anticipated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Company's financial statements for the year ended December 31, 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

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

At March 31, 1996, cash equivalents included $193,000, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Dividends earned from Franklin Money Fund totaled $3,000 for the three month period ended March 31, 1996.







                       FRANKLIN REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                                          MARCH 31, 1996


NOTE 3 - RELATED PARTY TRANSACTIONS  (Continued)

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the following, for those services rendered for the three month period ended March 31, 1996:

Reimbursement for data processing, accounting and
 certain other expenses, charged to related party expense           $7,000

Property management fee, charged to
 related party expense                                             $44,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                $66,000


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

Warrants were issued with each share of Series A common stock purchased during the offering period, without additional cost to the stockholders. The number of warrants issued with each share varied depending upon the number of shares outstanding at the time the warrants were issued. The Warrants were exercisable at a price of $10.00 per share for a 12-month period which expired on January 31, 1996. No warrants were exercised.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three month period ended March 31, 1996, the Company paid interest on the note payable of $48,000.

NOTE 6 - SUBSEQUENT EVENT

On May 7, 1996, the Company merged into Franklin Select Real Estate Income Fund ("Select") on the basis described in the Joint Proxy Statement/Prospectus dated November 13, 1995. Prior to the merger, the Company declared a final cash distribution in the amount of $.09 per share to shareholders of record on May 7, 1996, holding Series A common stock. Under the terms of the merger, as fully described in the Joint Proxy Statement/Prospectus dated November 13, 1995, each share of the Company's Series A and Series B common stock will be exchanged for 1.286 shares of Select Series A and Series B common stock, respectively. Because of the merger, this is the Company's final report.


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

Results of Operations

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Net income for the three month period ended March 31, 1996 decreased $163,000, or 37%, compared to the same period in 1995 primarily due to consolidation expenses of $168,000 related to the proposed merger of the Company with Franklin Select Real Estate Income Fund and Franklin Advantage Real Estate Income Fund. See PART II, Item 4. "Submission of Matters to a Vote of Security Holders" for additional information regarding the merger.

Total expenses increased for the three month period ended March 31, 1996 by $167,000, or 24%, from $686,000 in 1995 to $853,000. The increase in total expenses is attributable to the following factors: a decrease in interest expense of $3,000; a decrease in depreciation and amortization of $12,000, or 4%; an increase in operating expenses of $17,000, or 7%; a decrease in related party expense of $1,000, or 2%; an increase in consolidation expense of $168,000 or 100%, and a decrease in general and administrative expense of $2,000, or 4%.

Operating expenses for the three month period ended March 31, 1996, increased $17,000 compared to the same period in 1995. The increase was primarily due to a property tax refund received in 1995 totaling $41,000 that reduced that year's operating expenses. This effect was partially offset by a decrease in bad debt expense in 1996 of $15,000, and minor reductions in other expense accounts.

Consolidation   expense  increased  $168,000  as  a  result  of  the  proposed consolidation.

Liquidity and Capital Resources

The Company's principal source of capital for the acquisition of properties was the proceeds from the initial public offering of its stock. The Company completed its property acquisition phase in 1994 and no further acquisitions are anticipated. The Company's cash flow been its principal source of capital for property improvements, leasing costs and the payments of quarterly distributions. At March 31, 1996, the Company's cash reserves, including mortgage backed securities, aggregated $1,854,000. The Company's investment in mortgage-backed securities consists of GNMA, adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by GNMA. However, changes in market interest rates cause the security's market value to fluctuate, which could result in a gain or loss to the Company if the securities are sold before maturity.

As of March 31, 1996, one of the Company's properties was subject to secured financing with an outstanding balance of approximately $1,926,000. Otherwise, the Company's properties are owned free of any indebtedness. Interest on the note accrues at a variable rate of 1.5% in excess of the Union Bank Reference Rate. Monthly installments of principal and interest commenced August 1, 1994, and continue until maturity of the note on May 1, 1999. Principal installments are payable in the amount of $3,700 per month. The note may be prepaid in whole or in part at any time without penalty. For the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.



                        PART I - FINANCIAL INFORMATION

                       Item 2. Management's Discussion
                     and Analysis of Financial Condition
                              and Results of Operations


Liquidity and Capital Resources (Continued)

Net cash provided by operating activities for the three month period ended March 31, 1996 decreased $468,000 to $319,000 compared to the same period in 1995. The decrease in cash flow is primarily attributable to consolidation expense of $168,000; payment of annual insurance premiums in January, 1996, of $120,000; and an increase in leasing commissions paid of $128,000. The remainder of the change in cash flow is due to changes in tenant deposits and other liability accounts.

Net cash provided by (used in) investing activities for the three month period ended March 31, 1996, decreased $18,000 when compared to the same period in 1995. The decrease was due to an increase in improvements to rental property offset by increase in principal payments received from mortgage-backed securities.

Net cash used in financing activities remained unchanged.

Funds from Operations for the three month period ended March 31, 1996 decreased $175,000, or 24%, to $553,000 compared to the same period in 1995. The decrease is primarily due to the increase in consolidation expense as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports Funds from Operations in accordance with the NAREIT definition. For the periods presented, Funds from Operations represents net income plus depreciation and amortization. The measure of Funds from Operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

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

For the three-month period ended March 31, 1996, the Company declared distributions totaling $500,000.



                        PART II - OTHER INFORMATION

                        Item 4. Submission of Matters
                          to Vote of Security Holders


On November 2, 1995, the Boards of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Advantage Real Estate Income Fund ("Advantage") and Franklin Select Real Estate Income Fund ("Select"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The Prospectus was filed on November 13, 1995, and became effective on March 14, 1996.

At a Special Meeting of Shareholders held on May 7, 1996, the proposed merger of the Company with Advantage and Select was approved. Among other requirements, completion of the merger was subject to the approval of a majority of the outstanding shares of each of the three companies. The actual tabulation of the vote was as follows:

                                                        FOR   AGAINST   ABSTAIN

Franklin Real Estate Income Fund                     54.34%    20.84%     3.12%

Franklin Select Real Estate Income Fund              52.30%    24.78%     2.66%

Franklin Advantage Real Estate Income Fund           73.79%     4.05%     2.43%

In the merger, the Company and Advantage were merged into Select, which will be renamed Franklin Select Realty Trust. Shares of Select will be issued in exchange for the shares of the Company and Advantage on the basis described in the Joint Proxy Statement/Prospectus.

There were no other matters submitted to a vote of security holders during the quarter covered by this report.


                      Item 6. Exhibits and Reports on Form 8-K


(a)    Not applicable

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.













                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FRANKLIN REAL ESTATE INCOME FUND

                                           By:/s/David P. Goss
                                                David P. Goss
                                                Chief Executive Officer



                                           Date: May 12, 1996